Form 10-K/A
period 1993-09-30
BROOKLYN UNION GAS CO
filed 1994-01-13
CIK 14525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-K
                            Amendment II
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended           September 30, 1993

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period form                 to

Commission file number                   1-722

                 THE BROOKLYN UNION GAS COMPANY
     (Exact name of Registrant as specified in its charter)

           New York                               11-0584613
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

ONE METROTECH CENTER, BROOKLYN, NEW YORK          11201-3850
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  718-403-2000

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
     Title of Each Class                     which registered

Common Capital Stock - $.33 1/3 par value  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes     No X

     Aggregate market value of registrant's voting Common Stock held by non-affiliates as of December 1, 1993 was $1,212,143,972.

     On December 1, 1993 the Company had 46,620,922 shares of
Common Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

                                                        Part of
Documents                                               Form 10-K

Annual Report to Shareholders for the year ended
September 30, 1993.                                     Part II

Definitive Proxy Statement dated December 29, 1993.     Part III