Form 10-Q
period 1993-12-31
BROOKLYN UNION GAS CO
filed 1994-02-14
CIK 14525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1993

                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number       1-722

               THE BROOKLYN UNION GAS COMPANY

  (Exact name of Registrant as specified in its charter)

         New York                                  11-0584613
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

One MetroTech Center, Brooklyn, New York             11201-3851
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (718) 403-2000


                          NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X     No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Outstanding at February 1, 1994

       $.33 1/3 par value                      46,721,742

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                          Page No.

          Condensed Consolidated Balance Sheet -
          June 30, 1993 and September 30, 1992                 2

          Condensed Consolidated Statement of Income -
          Three, Nine and Twelve Months Ended
          June 30, 1993 and 1992                               3

          Condensed Consolidated Statement of Cash Flows -
          Nine and Twelve Months Ended June 30, 1993 and
          1992                                                 4

          Notes to Condensed Consolidated Financial
          Statements                                           5

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                9

          Review by Independent Public Accountants            11

          Report of Independent Public Accountants            12


Part II.  Other Information

          Item 1 - Legal Proceedings                          13

          Item 4 - Submission of Matters to a Vote of
                   Security Holders                           14

          Item 6 - Exhibits and Reports on Form 8-K           14


Signatures                                                    15