Form 10-Q
period 1994-03-31
BROOKLYN UNION GAS CO
filed 1994-05-12
CIK 14525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1994

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

                                        Yes  X     No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Outstanding at  May 2, 1994

       $.33 1/3 par value                      47,140,326

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                          Page No.

          Condensed Consolidated Balance Sheet -
          March 31, 1994 and September 30, 1993                 2

          Condensed Consolidated Statement of Income -
          Three, Six and Twelve Months Ended
          March 31, 1994 and 1993                               3

          Condensed Consolidated Statement of Cash Flows -
          Six and Twelve Months Ended March 31, 1994 and
          1993                                                  4

          Notes to Condensed Consolidated Financial
          Statements                                           5

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                8

          Review by Independent Public Accountants            11

          Report of Independent Public Accountants            12


Part II.  Other Information

          Item 1 - Legal Proceedings                          13

          Item 6 - Exhibits and Reports on Form 8-K           14


Signatures                                                    15