Form 10-Q
period 1994-06-30
BROOKLYN UNION GAS CO
filed 1994-08-10
CIK 14525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549
                           Form 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1994
                                          OR

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

                                        Yes  X     No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Outstanding at  July 5, 1994

       $.33 1/3 par value                      47,315,260



                THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES


                                                                INDEX

Part I.             Financial Information                          Page No.

                    Condensed Consolidated Balance Sheet -
                    June 30, 1994 and September 30, 1993                2

                    Condensed Consolidated Statement of Income -
                    Three, Six and Twelve Months Ended
                    June 30, 1994 and 1993                              3

                    Condensed Consolidated Statement of Cash Flows
                    Nine and Twelve Months Ended June 30, 1994 and
                    1993                                                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                           5

                    Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                9

                    Review by Independent Public Accountants            13

                    Report of Independent Public Accountants            14


Part II.            Other Information

                    Item 1 - Legal Proceedings                          15

                    Item 5 - Other Information                          15

                    Item 6 - Exhibits and Reports on Form 8-K           17


                    Signatures                                          18















                         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEET


                                                     June 30,           September 30,
                                                       1994                  1993
                                                   (Unaudited)            (Audited)
                                                   _____________        ______________
                                                        (Thousands of Dollars)
    Assets

    Property
       Utility , at cost                         $    1,574,897       $     1,523,894
       Accumulated depreciation                        (347,891)             (333,468)
       Gas exploration and production, at cost          265,564               205,328
       Accumulated depletion                           (110,701)              (90,237)
                                                   _____________        ______________
                                                      1,381,869             1,305,517
                                                   _____________        ______________
    Investments in Energy Services                       91,256                66,682
                                                   _____________        ______________
    Current Assets
       Cash                                              11,007                10,834
       Temporary cash investments                        91,385                10,425
       Common stock proceeds receivable                       -                44,910
       Accounts receivable                              277,851               230,688
       Allowance for uncollectible accounts             (19,154)              (14,212)
       Gas in storage, at average cost                   63,697               102,516
       Materials and supplies, at average cost           11,672                11,084
       Prepaid gas costs                                  4,533                13,725
       Other prepayments                                  9,387                37,304
                                                   _____________        ______________
                                                        450,378               447,274
                                                   _____________        ______________
    Deferred Charges                                    143,755                78,374
                                                   _____________        ______________
                                                 $    2,067,258       $     1,897,847

    Capitalization and Liabilities

    Capitalization
       Common stock,$.33 1/3 par value stated at $      487,652       $       465,097
       Retained earnings                                316,067               255,979
                                                   _____________        ______________
         Total common equity                            803,719               721,076
       Preferred stock, redeemable                        7,200                 7,500
       Long-term debt                                   705,193               689,300
                                                   _____________        ______________
                                                      1,516,112             1,417,876
                                                   _____________        ______________
    Current Liabilities
       Accounts payable                                 142,770               163,876
       Dividends payable                                 16,551                15,868
       Taxes accrued                                     42,194                15,345
       Customer deposits                                 22,582                21,584
       Customer budget plan credits                           -                17,296
       Interest accrued and other                        35,718                53,491
                                                   _____________        ______________
                                                        259,815               287,460
                                                   _____________        ______________
    Deferred Credits
       Federal income tax                               229,252               139,289
       Unamortized investment tax credit                 22,214                23,074
       Other                                             39,865                30,148
                                                   _____________        ______________
                                                        291,331               192,511
                                                   _____________        ______________
                                                 $    2,067,258       $     1,897,847



    See accompanying notes to condensed consolidated financial statements.

















































                                              THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                                (Unaudited)

                                                    Three Months                    Nine Months           Twelve Months
                                                  Ended June 30,                Ended June 30,              Ended June 30,
                                        _________________________     _________________________   _________________________
                                           1994          1993            1994          1993          1994          1993
                                        ___________   ___________     ___________   ___________   ___________   ___________

                                                                   (Thousands of Dollars)
    Operating Revenues
       Utility sales                  $    225,297   $   192,741   $   1,113,975   $ 1,001,274     1,258,017   $ 1,137,366
       Gas production and other             15,364        15,790          47,011        43,898        62,783        55,619
                                        ___________   ___________     ___________   ___________   ___________   ___________
                                           240,661       208,531       1,160,986     1,045,172     1,320,800     1,192,985
    Operating Expenses
       Cost of gas                          99,992        71,118         492,298       415,913       549,071       469,188
       Operation and maintenance            92,270        87,312         295,901       265,341       387,708       355,836
       Depreciation and depletion           18,407        16,546          53,349        47,820        70,319        61,776
       General taxes                        29,819        29,311         124,774       120,499       149,103       143,193
       Federal income tax (credit)          (3,912)       (2,479)         54,026        54,736        41,724        40,780
                                        ___________   ___________     ___________   ___________   ___________   ___________
    Operating Income                         4,085         6,723         140,638       140,863       122,875       122,212
                                        ___________   ___________     ___________   ___________   ___________   ___________

    Other Income (Loss)
       Gain on sale of investment
         in Canadian gas company             -             -               -             -            20,462         -
       Write-off of investment in
         propane company                     -             -               -             -           (17,617)        -
       Income (Loss) from energy
         services investments                1,610        (1,547)          4,247           877         4,762        (1,052)
       Other income (loss), net               (629)         (741)            772        (1,263)       (1,473)         (724)
       Federal income tax benefit              286           663             283           674           439         1,399
                                        ___________   ___________     ___________   ___________   ___________   ___________
                                             1,267        (1,625)          5,302           288         6,573          (377)

    Income Before Interest Charges           5,352         5,098         145,940       141,151       129,448       121,835
                                        ___________   ___________     ___________   ___________   ___________   ___________
    Interest Charges
       Long-term debt                       11,599        11,341          34,972        33,605        46,711        44,189
       Other                                 1,357           411           2,855         1,844         3,763         2,338
                                        ___________   ___________     ___________   ___________   ___________   ___________
                                            12,956        11,752          37,827        35,449        50,474        46,527
                                        ___________   ___________     ___________   ___________   ___________   ___________
    Net Income (Loss)                       (7,604)       (6,654)        108,113       105,702        78,974        75,308
    Dividends on Preferred Stock                86            90             265           275           354           368

    Income (Loss) Applicable to
       Common Stock                   $     (7,690)  $    (6,744)    $   107,848   $   105,427   $    78,620   $    74,940

    Per Share of Common Stock *      $       (0.16)  $     (0.15)    $      2.30   $      2.40   $      1.70   $      1.71

    Dividends Declared per Share
       of Common Stock  *            $       0.338   $     0.330     $     1.013   $     0.990   $     1.343   $     1.313

    Average Common Shares
       Outstanding *                    47,143,168    44,169,860      46,820,238    43,895,139    46,236,189    43,756,934

    * Restated for three-for-two stock split effective July 1993.

    See accompanying notes to condensed consolidated financial statements.


                                                                  THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                                (Unaudited)


                                                                                   Nine Months                Twelve Months
                                                                                 Ended June 30,              Ended June 30,
                                                                       __________  __________      __________  __________
                                                                          1994        1993            1994        1993
                                                                       __________  __________      __________  __________
                                                                                     (Thousands of Dollars)
          OPERATING ACTIVITIES
           Net income                                                $   108,113 $   105,702     $    78,974 $    75,308
           Adjustments to reconcile net income
              to net cash provided by operating activities:
             Depreciation and depletion                                   57,568      53,080          75,794      67,786
             Deferred Federal income tax                                  10,730       6,943           5,271       6,342
             Gain on sale of investment in Canadian gas company               -           -          (20,462)         -
             Write-off of investment in propane company                       -           -           17,617          -
             Amortization of investment tax credit                          (860)       (806)         (1,128)     (1,060)
             (Income) Loss from energy services investments               (4,247)       (877)         (4,762)      1,052
             Dividends received from energy services investments           2,545       4,300           3,739       4,300
             Allowance for equity funds used during construction          (1,733)     (1,213)         (2,191)     (1,600)
                                                                       __________  __________      __________  __________
                                                                         172,116     167,129         152,852     152,128
                                                                       __________  __________      __________  __________
           Effect of changes in working capital and other
             Accounts receivable,net                                     (49,523)    (89,856)        (23,918)    (47,386)
             Accounts payable                                            (14,349)     14,258          (1,278)     25,433
             Gas inventory and prepayments                                48,011      19,906          (2,958)    (17,508)
             Other                                                        33,056      31,843           9,981      27,730
                                                                       __________  __________      __________  __________
                                                                          17,195     (23,849)        (18,173)    (11,731)
                                                                       __________  __________      __________  __________
          Cash provided by operating activities                          189,311     143,280         134,679     140,397
                                                                       __________  __________      __________  __________
          FINANCING ACTIVITIES
           Sale of common stock                                           22,672      19,478          75,058      25,281
           Common stock proceeds receivable                               44,910         -                -          -
           Issuance of long-term debt                                     15,893     135,300          67,493     137,300
           Commercial paper                                               62,000         -            62,000         -
                                                                       __________  __________      __________  __________
                                                                         145,475     154,778         204,551     162,581
           Repayments
            Preferred stock                                                 (300)       (300)           (300)       (300)
            Long-term debt                                                     -    (125,000)        (55,000)   (125,400)
           Commercial paper                                              (62,000)          -         (62,000)        -
                                                                       __________  __________      __________  __________
                                                                          83,175      29,478          87,251      36,881

           Dividends on common and preferred stock                       (47,848)    (43,877)        (63,249)    (58,027)
           Trust funds, utility construction                                   -      54,610              -       83,707
           Other                                                             113         464             313        (690)
                                                                       __________  __________      __________  __________
          Cash provided by financing activities                           35,440      40,675          24,315      61,871
                                                                       __________  __________      __________  __________
          INVESTING ACTIVITIES
           Capital expenditures (excluding allowance
             for equity funds used during construction)                 (154,598)   (145,876)       (211,662)   (193,053)
           Proceeds from sale of investment in Canadian gas company       11,691           -          41,718         -
           Other                                                            (711)     12,268          20,400      (1,536)
                                                                       __________  __________      __________  __________
          Cash used in investing activities                             (143,618)   (133,608)       (149,544)   (194,589)
                                                                       __________  __________      __________  __________
          Change in Cash and Temporary Cash Investments              $    81,133 $    50,347     $     9,450 $     7,679

          Cash and Temporary Cash Investments at
             End of Period                                           $   102,392 $    92,942     $   102,392 $    92,942


          Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.

          Supplemental disclosures of cash flows
             Income taxes                                            $    22,900 $    22,100     $    32,900 $    29,600
             Interest                                                $    40,654 $    41,553     $    50,917 $    46,696

          See accompanying notes to condensed consolidated financial statements.


                                                                               4










        THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1994 and the results of operations for the three, nine and twelve months ended June 30, 1994 and 1993, and cash flows for the nine and twelve months ended June 30, 1994 and 1993. Certain reclassifications were made to conform prior period financial statements with the 1994 financial statement presentation.

          As permitted by the rules and regulations of the Securities and Exchange Commission, the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report to Shareholders, incorporated by reference in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended September
          30, 1993.

2. The Company's business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of residential heating sales compared to total sales. Accordingly, results of operations are historically most favorable in the second quarter (three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter, while results for the third quarter are marginally unprofitable, and losses are incurred in the fourth quarter.

          The Company's tariff contains a weather normalization adjustment that requires recovery from or refund to firm customers of shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather, which is the basis for projecting base tariff revenue requirements. Also, results of operations are affected by the timing and comparative amounts of base tariff rate changes. Therefore, the interim Condensed Consolidated Statement of Income should not be taken as a prediction for any future period.

3.        The Company adopted Statement of Financial Accounting Standards
          (SFAS) No. 109, "Accounting for Income Taxes," on October 1,
          1993. As a result of adopting this statement,     deferred tax
          liabilities and related regulatory assets included in deferred charges increased by approximately $76.6 million with no effect on net income.


          The Company also adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," on October
          1, 1993. Its adoption has not had a material effect on consolidated net income because the Company had begun to accrue and fund a portion of the cost of such benefits and, as a result, utility rates in fiscal 1994 reflect full recovery of the estimated annual SFAS-106 costs.

4.        Investments in Energy Services

          (a)       Iroquois Pipeline

          A Company subsidiary, North East Transmission Co., Inc. (NETCO), owns an 11.4% interest in Iroquois Gas Transmission System, L.P. (Iroquois), a 375-mile pipeline which transports gas from Canada to the Northeast. The subsidiary's investment in Iroquois was $20.5 million at June 30, 1994.

          In 1992, Iroquois was informed by the U.S. Attorney's Offices of various districts of New York of alleged violations of the U.S. Army Corps of Engineers permit, a related State Water Quality Certification and/or the Federal Clean Water Act. Civil penalties could be imposed if such alleged violations are shown to have occurred. No proceedings in connection with this matter have been commenced. In 1992, a criminal investigation of Iroquois was initiated and is being conducted by Federal authorities pertaining to various matters related to the construction of the pipeline. To date no criminal charges have been filed and the Assistant U.S. Attorney in charge of the investigation has stated that he is not yet ready to meet with Iroquois' attorneys to discuss the specifics of this matter.

          Iroquois has publicly stated it believes that the pipeline construction and right-of-way activities were conducted in a legal and responsible manner, that its environmental program complied with applicable standards, and that at the conclusion of the aforementioned federal investigation it expects the government will reach the same conclusion. Based on information currently available, the Company does not believe that the ultimate resolution of these matters will have a material effect on the Company's consolidated financial position.

          (b)       Star Gas Corporation

          A Company subsidiary, Star Energy Inc., liquidated its investment in a propane company in December 1993. As of September 1993, the Company had recorded an impairment charge of $11.5 million after Federal income taxes, which was sufficient to reflect the effect of this liquidation.

          (c)       Cogeneration Project Commitments

          A Company subsidiary, through affiliates, owns a 50% partnership interest, or approximately $45.8 million, as of June 30, 1994, in a project to construct and operate a 100-megawatt cogeneration plant at John F. Kennedy International Airport in Queens, N.Y. The estimated cost of the project is approximately $292 million, of which $175 million is being financed by proceeds of bonds issued by the Port Authority of New York and New Jersey and guaranteed by an international banking group. Construction of the project is scheduled for completion in late summer of 1994.

          In addition, a similar project to construct, own, and operate a 40-megawatt cogeneration plant at the State University of New York at Stony Brook, N.Y. is under construction. The financing is being provided through $79 million of tax-exempt Suffolk County Industrial Development Revenue Bonds and is guaranteed by a letter of credit issued by Toronto-Dominion Bank. Commercial operation is scheduled for the first quarter of 1995. Another Company subsidiary, through affiliates, owns a 50% partnership interest in the project, estimated to cost $97.6 million. As of June
          30, 1994, the subsidiary had funded $3.6 million of a maximum of $9.3 million committed as its share of the project.

5.        Environmental Matters

          The Company is subject to various Federal, state and local laws and regulations relating to the environment. Company operations are conducted in compliance with the statutory requirements of the Resource Conservation and Recovery Act (RCRA), the Toxic Substance Control Act (TSCA), and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The State of New York also has enacted various counterparts of these Federal laws which generally are more stringent in their requirements and are administered through the New York State Department of Environmental Conservation (DEC). The costs of compliance with environmental laws, which have not been material, generally are included as part of applicable operation expense.

          Moreover, the Company may become a potentially responsible party under relevant environmental laws, which may require clean-up of certain former gas manufacturing plants and other sites that the Company, or its predecessors, currently operates or operated in the past.

          On June 24, 1994, the City of New York, in a letter to the Company, requested that the Company agree to facilitate the investigation and remediation of contamination at a former coal gasification plant site located in the Carroll Gardens section of Brooklyn, N.Y., and to reimburse the City for its response costs incurred to date in investigating the Carroll Gardens site, pursuant to CERCLA and New York State statutory and common law. The City has indicated that it would prefer to proceed under a consensual agreement in lieu of litigation. The Company has held an initial meeting with the City to discuss this matter, and future meetings have been scheduled. At this time, the Company is unable to determine what the cost to the Company of the investigation and remediation may be.

          The City of New York notified the Company on January 11, 1993 that it intended to bring suit against the Company under the RCRA seeking remediation of contamination at a former coal gasification plant site located in the Coney Island section of Brooklyn, N.Y. and also seeking recovery of response costs under the CERCLA. The City has not initiated suit against the Company with respect to this site. The Company has met with the City on several occasions to discuss this matter. An interim response measure to address oil seepage, which was discovered in the summer of 1993, has been accepted by the U.S. Coast Guard. The Company currently anticipates that the cost of investigation and containment of the oil seepage will not be material. Further, until completion of the overall long-term site management studies, the Company will be unable to determine whether remediation will be required at the site and, if so, what the appropriate scope and cost of such remediation will be.

          On February 26, 1993, the Company received a letter from the
          DEC requesting a preliminary investigation of a release of potentially hazardous substances at a Company facility on Staten Island. This facility is contiguous to one of the Company's former manufactured gas plants. The preliminary investigation has been completed and an initial report has been provided to the DEC.
          The Company has completed additional investigations requested by the DEC, and anticipates submitting a report and a request
          to close the matter in the near future.   The Company is unable,
          however, to determine at this time if remediation will be required at the site.

          The Company deferred $4.1 million based on commitments for investigation and probable response costs related to the Coney Island site. The Company believes, based on prior New York State Public Service Commission precedents and proceedings with respect to similar expenses, that these costs will be recovered in rates.



           THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenue and expenses during the following periods.

(1)       Three Months ended June 30, 1994 vs. Three Months ended June
          30, 1993.

(2)       Nine Months ended June 30, 1994 vs. Nine Months ended June 30,
          1993.

(3)       Twelve Months ended June 30, 1994 vs. Twelve Months ended June
          30, 1993.

Consolidated results in the third quarter of fiscal 1994 showed a loss of $7.7 million, or 16 cents per share, compared to a loss of $6.7 million, or 15 cents per share, in the third quarter of last year. The third quarter is typically unprofitable due to the seasonal nature of utility gas-heating sales, the principal source of consolidated revenue. Earnings for the nine months ended June 30, 1994 were $107.8 million, or $2.30 per share, compared to $105.4 million, or $2.40 per share, in the same period a year ago. Earnings in the twelve months ended June 30, 1994 were $78.6 million, or $1.70 per share, compared to $74.9 million, or $1.71 per share, in the twelve months ended June 30, 1993. Earnings for the periods ended June 30, 1994 reflect the benefit of continued growth in utility gas-heating sales, offset in part by higher operating expenses related to the severe weather this past winter. In addition, comparative earnings reflect higher production volumes from domestic gas-exploration-and-production operations this year. Moreover, for the twelve months ended June 30, 1994, a gain of $12.5 million after Federal income taxes from the sale of an investment in a Canadian gas company was more than sufficient to offset a loss from the liquidation of a subsidiary's investment in propane operations, which has been fully divested. The effect on utility revenues of variations due to colder- or warmer-than-normal weather is largely offset by the weather normalization adjustment included in the Company's tariff.

Per share amounts for periods ended June 30, 1994 reflect the higher number of shares outstanding, primarily as a result of the issuance of 1.8 million shares through a public offering of common stock in September 1993.

Firm sales in the quarter ended June 30, 1994 were 19,093 MDTH, compared to 19,513 MDTH in the quarter ended June 30, 1993. Firm sales of 120,346 MDTH for the nine months ended June 30, 1994 represent an increase of 3.5% over the same period of last year. Weather in the first nine months of fiscal 1994 was 4.6% colder than the corresponding period last year. Normalized for weather, firm gas sales continued to reflect growth in large-volume markets where gas service is provided under a volume discount rate. Firm sales of 133,047 MDTH for the twelve months ended June 30, 1994 increased 2.9% compared to sales in the corresponding period last year.

Total gas throughput from utility operations, which includes deliveries to interruptible customers for gas and transportation services, as well as to off-system customers, was 32,494 MDTH for the third quarter of fiscal 1994 compared to 22,752 MDTH for the third quarter last year, an increase of 42.8%. Throughput was 153,524 MDTH for the nine-month period ended June 30, 1994, compared to 133,960 MDTH in the same period last year, an increase of 14.6%. Deliveries to off-system customers have increased by 15,508 MDTH since October 1993, primarily reflecting the impact of Federal Energy Regulatory Commission Order
636. As a result of this Order, the Company was able to utilize existing capacity to provide additional services to off-system customers at competitive prices. Margins on most of these sales and transportation volumes are passed back to firm customers. The benefits of increased off-system sales have far outweighed the minimal loss of gas sales to large volume customers within our sales territory. Total gas throughput for the twelve months ended June 30, 1994 was 178,779 MDTH, an increase of 23,356 MDTH, or 15%, compared to throughput in the twelve months ended June 30, 1993. (For additional information regarding regulatory matters that may affect competition, see Part II, Item 5, "Other Information - Restructuring Proceeding".)

Utility net revenues (utility operating revenues less cost of gas of utility sales) increased $1.0 million, $30.0 million and $32.7 million in the three, nine and twelve months ended June 30, 1994, respectively. The increases generally reflect gas sales growth, primarily due to conversions to gas from oil for heating and the 2.7% annual revenue increase which became effective in October 1993.

Increases in gas production and other revenues were primarily related to higher production volumes, especially from recently acquired properties in the Arkoma Basin and East Texas.

Increases in operation expense were due to higher labor and related costs. Maintenance expense includes costs related to city and state construction projects. Such costs are partially reimbursed by the city. Moreover, operating expenses in all periods ended June 30, 1994 reflect the effects of the severely cold weather this past winter.

Depreciation and depletion expenses generally reflect charges related to utility property additions and increased production from gas exploration and production operations conducted by a Company subsidiary. In 1994, exploration drilling activity has increased significantly; however, the effect of additions to gas reserves will not be fully evaluated until the end of the fiscal year. Furthermore, the Company's gas exploration and production subsidiary follows the full cost method of accounting for its gas and oil operations and is subject to the asset ceiling test limitation required by the Securities and Exchange Commission. If gas prices were to decline significantly from current yearly average prices the subsidiary might be required to record an additional depletion provision.

General taxes principally include state and local taxes on utility revenues and property. Taxes for the three, nine and twelve months ended June 30, 1994 have increased as compared to the corresponding periods last year. The increase is primarily attributable to an increase in utility revenues reflecting higher sales volumes and tariff rates.

Federal income tax expense primarily reflects changes in pre-tax income.

Interest charges on long-term debt in the three, nine and twelve months ended June 30, 1994 reflect higher levels of long-term debt. Other interest charges reflect expenses related to regulatory settlement items which have increased in current periods.

Dividends on preferred stock reflect reductions in preferred stock outstanding due to sinking fund redemptions.

Financial Condition

Cash provided by operating activities, which reflects seasonal weather variations, continues to be strong and is the principal source for financing capital expenditures. Increased cash flows in periods ended June 30, 1994 reflect, in part, recovery of take-or-pay and GAC costs previously deferred. Capital expenditures for fiscal 1994 are estimated to be approximately $217 million, including $100 million related to subsidiaries principally for gas exploration and development. In fiscal 1995, consolidated capital expenditures are estimated to be approximately $175 million.

The Company currently has bank lines of credit of $65 million, which secure the issuance of commercial paper. The lines can be increased to $160 million by December 31, 1994. In addition, subsidiaries have lines of credit of $71 million, which for the most part support borrowings under revolving loan agreements. These credit facilities are used to finance seasonal working capital requirements and capital expenditures.

In July 1993, the Company converted $55 million of variable rate gas facilities revenue bonds to fixed rate bonds.

At June 30, 1994, the consolidated annualized cost of long-term debt was 6.95%. All long-term utility debt is tax-exempt.

In September 1993, the PSC approved a revenue increase of $31.3 million, including $3.0 million of deferred credits, to become effective in fiscal 1994, the final year of a three-year rate settlement. For information regarding the status of a proposed new three-year rate settlement, see Part II, Item 5, "Other Information -
 Rate Matters".

Environmental Matters

The Company is subject to various Federal, state and local laws and regulations relating to the environment. The costs of compliance with environmental laws, which historically have not been material, are included as part of applicable operations expense. However, the Company deferred $4.1 million related to response and investigation costs pertaining to a former coal gasification plant site. (See Note 5, "Environmental Matters" to the Notes to Condensed Consolidated Financial Statements for additional information.)

                   REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen & Co. has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 14.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheet of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of June 30, 1994 and the related condensed consolidated statements of income for the three, nine and twelve month periods ended June 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine and twelve month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of The Brooklyn Union Gas Company and subsidiaries as of September 30, 1993, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and, in our report dated October 26, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                         ARTHUR ANDERSEN & CO.


New York, New York
July 26, 1994

Part II. Other Information
Item 1. Legal Proceedings

The Company has from time to time been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse impact on the Company's financial position or results of operations. See the Notes to Condensed Consolidated Financial Statements, Note 4(a), "Investments in Energy Services - Iroquois Pipeline," for information regarding possible legal proceedings based upon alleged environmental and criminal violations involving Iroquois, and Note 5, "Environmental Matters," for information regarding additional environmental matters.

Item 5. Other Information

Rate Matters

In July 1994, an Administrative Law Judge recommended approval of a new three-year rate settlement, which had been negotiated among the Company, the Staff of the Department of Public Service, and three intervenor parties. The agreement provides for full recovery of major costs and allows an 11.0% return on common equity devoted to utility operations in fiscal 1995, the first year of the three-year rate plan. The allowed return will be adjusted in the last two years of the plan, if necessary, to reflect changes in capital costs. The settlement agreement provides for several discrete incentives in customer service and sales, and affords the Company substantial additional pricing flexibility in price elastic markets subject to competitive pressures. Under the agreement, the Company will be permitted to retain 100% of any earnings from such incentives, up to 100 basis points on utility equity, and further will be permitted to retain 75% of the first 100 basis points of earnings unrelated to discrete incentives in excess of its allowed return, and 50% of any additional earnings above that level. Any excess earnings not retained would be used to amortize deferred costs.

The agreement results in no base rate increase in fiscal 1995, but the Company would be permitted to amortize to income approximately $1.3 million of previously deferred credits to offset the need for rate relief in that year. Estimated rate increases of $17 million in each of fiscal years 1996 and 1997 would be partially offset by the use of additional available deferred credits.

The settlement includes a revenue credit for a "royalty" to customers based on the Company's level of investment in unregulated activities. In fiscal 1995, the royalty would be .75% of the capitalization of the Company's unregulated subsidiaries, and will decline to .30% in
fiscal 1997, the last year of the agreement.   The "royalty" will
not have a material impact on earnings. As part of the settlement of the royalty issue, the Company agreed to a plan to separate utility and subsidiary operations further, and to change the name of two of its subsidiaries.

A final Public Service Commission decision on the settlement will be issued in October 1994.


Early Retirement Program

In June, the Company, as a means of attaining certain productivity savings contemplated in the rate settlement discussed above, initiated an early retirement program for management employees who are 55 years of age or older with at least 15 years of service. Upon completion of an actuarial study and the finalization of various elections by the program participants, the Company will record a special termination charge which will be substantially offset by reductions in other elements of total pension cost to be remeasured as part of the related actuarial study. Therefore, the early retirement program is not expected to have a material effect on income from continuing operations or on consolidated financial position.

Restructuring Proceeding

The PSC has instituted a generic proceeding to determine how best to implement changes in the services provided by gas companies in New York so that a wider range of consumers realize the benefits of increased competition under FERC Order 636. This Order requires pipelines to "unbundle" or separate their sales service from their transportation service. As a result, the responsibility to procure gas supplies and manage their deliveries to the "city gate" was shifted to local distribution companies such as the Company. Order 636 also allows producers and gas marketers to negotiate directly with very large customers currently supplied by local utilities, and allows these customers to arrange transportation for their gas supplies, thereby broadening opportunities for gas users to participate in the new competitive gas industry.

The issues for utilities in the PSC proceeding are far-reaching, including greater flexibility in pricing, competition with brokers/marketers in a company's service area, cost of service allocations, obligations to provide service to core (small residential) and non-core (large business) markets, and the responsibility for building pipeline capacity for market growth.

The Company believes it is prepared to meet the challenges of additional competition within its traditional service territory and take advantage of new opportunities to increase sales off-system.
As early as 1984 the Company began restructuring its gas purchase contracts with pipelines to transportation-only contracts, and securing additional competitively priced long-term domestic gas supplies from major suppliers, while further diversifying its supply portfolio by importing gas from Canada. The Company is unable to determine at this time how regulatory changes resulting from the PSC proceeding will impact future operations; however, the Company remains committed to striking a balance between the risks and opportunities of increased competition and to ensuring reliable service to residential and small commercial customers.

Suspension of Liberty Pipeline Project

A Company subsidiary, North East Liberty Transmission Co., Inc. is a sponsor of and owns a 3.3% interest in the Liberty Pipeline Company (Liberty). Liberty was formed to construct a 38-mile pipeline from South Amboy, N.J. to a terminus near John F. Kennedy International Airport in Queens, N.Y. The subsidiary's investment in Liberty was approximately $409,000 at June 30, 1994. On August 2, 1994, the sponsors of Liberty requested the Federal Energy Regulatory Commission to suspend indefinitely its review of the Liberty project.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

          (11) Statement re computation of per share earnings.
          (15) Letter re unaudited interim financial information.
          (23) Consents of experts and counsel.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended   June
30, 1994.












                   THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE BROOKLYN UNION GAS COMPANY
                                                   (Registrant)








Date August 9, 1994
                                          V.D. Enright
                                          Senior Vice President and
                                          Chief Financial Officer






Date August 9, 1994
                                           R.M. Desmond
                                           Vice President, Comptroller and
                                           Chief Accounting Officer
















                              EXHIBIT INDEX


                                                             Page


(11)  Statement re computation of per share earnings.         3

(15)  Letter re unaudited interim financial information.     14

(23)  Consents of experts and counsel.                       20










































July 26, 1994


The Brooklyn Union Gas Company
One MetroTech Center
Brooklyn, New York 11201

Gentlemen:

We are aware that The Brooklyn Union Gas Company has incorporated by reference in its previously filed Registration Statements No. 33-66182, No. 33-61283 and No. 33-51561, its Form 10-Q for the
quarter ended June 30, 1994, which includes our report dated July 26, 1994 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,




ARTHUR ANDERSEN & CO.