Form 10-K
period 1994-09-30
BROOKLYN UNION GAS CO
filed 1994-12-27
CIK 14525

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1994

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to           .
                                   -----------  -----------

                        Commission file number    1-722
                                              --------------

                        THE BROOKLYN UNION GAS COMPANY
            (Exact name of Registrant as specified in its charter)

            NEW YORK                              11-0584613
            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)

            ONE METROTECH CENTER
            BROOKLYN, NEW YORK                    11201-3850
            (Address of principal executive       (Zip Code)
            offices)

        Registrant's telephone number, including area code 718-403-2000
                                                          --------------
Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock-$.33 1/3 par value       New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

  Aggregate market value of registrant's voting Common Stock held by non-affiliates as of December 14, 1994 was $1,056,832,706.

  On December 14, 1994 the Company had 47,766,450 shares of Common Stock Outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                               PART OF FORM 10-K
Definitive Proxy Statement dated        Part III
December 29, 1994

===============================================================================


PART   I                                                    PAGE
- - --------                                                    ----
Item   1.  Business
                  The Company                                 2
                  Subsidiaries                                3
                  Gas Supply                                  5
                  Regulation and Rate Matters                 7
                  Competition                                 8
                  Research and Development                    9
                  Employees                                   9
                  Environmental Matters                       9

Item   2.  Properties                                         10

Item   3.  Legal Proceedings                                  11

Item   4.  Submission of Matters to a Vote of Security
           Holders                                            11

PART   II
- - ---------

Item   5.  Market for the Registrant's Common Stock and
           Related Security Holder Matters                    11

Item   6.  Selected Financial Data                            14

Item   7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      15

Item   8.  Financial Statements and Supplementary Data        24

Item   9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure             50

PART   III
- - ----------

Item  10.  Directors and Executive Officers of the
           Registrant                                         50

Item  11.  Executive Compensation                        50 & 52

Item  12.  Security Ownership of Certain Beneficial Owners
           and Management                                     50

Item 13.   Certain Relationships and Related Transactions     50

Part IV
- - --------

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                51

Signatures                                                    65

                                 PART I
                                 ------

ITEM 1.   BUSINESS
- - ------------------

                                 THE COMPANY

     The Brooklyn Union Gas Company (Company) was incorporated in the State of New York in 1895 as a combination of existing companies, the first of which was granted a franchise in 1849. The Company distributes natural gas at retail, primarily in a territory of approximately 187 square miles, which includes the Boroughs of Brooklyn and Staten Island and two-thirds of the Borough of Queens, all in New York City. The population of the territory served is approximately 4,000,000. As of September 30, 1994, the Company had approximately 1,122,000 active meters, of which approximately 1,082,000 were residential. The Company is subject to the regulatory jurisdiction of the New York State Public Service Commission (PSC). The Company's executive offices are located at One MetroTech Center, Brooklyn, New York 11201-3850. Its telephone number is (718)403-2000.

     The Company's business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared to total sales. Accordingly, results of operations historically are most favorable in the second quarter (the three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter. Results for the third quarter are marginally unprofitable, and losses are incurred in the fourth quarter. The effect on utility earnings of variations in revenues caused by abnormal weather during the heating season is largely offset by the operation of a Weather Normalization Adjustment contained in the Company's tariff (see Item 1. "Business-Regulation and Rates"). Also, results of operations are affected by the timing and amounts of approved rate changes.

     The Company's customers generally are billed bi-monthly on a cycle basis in therms. One therm equals 100,000 BTUs, the heat content of approximately 100 cubic feet of gas. The heat content of approximately 1,000,000 cubic feet of gas represents 10,000 therms or 1 MDTH. Accordingly, one billion cubic feet (BCF) of gas equals 1,000 MDTH.

     For the fiscal year ended September 30, 1994, utility firm gas sales were 133,513 MDTH, of which 76% were residential, 13% commercial, 8% governmental and 3% industrial. In addition, 26,642 MDTH of gas was distributed to interruptible sales customers within the Company's service territory under gas service tariffs and to certain customers off-system under specified contract terms, and 15,750 MDTH of gas was transported for third parties pursuant to utility transportation and balancing service tariffs.

                                 SUBSIDIARIES

     The Company's principal wholly owned subsidiaries have operations in gas exploration and production, and investments in gas cogeneration and pipeline projects. In fiscal 1994, earnings from subsidiaries were $10.4 million, or 22 cents per share, representing 11.9% of consolidated earnings. For further information regarding operating results of the subsidiaries, see Part II, Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The PSC has approved an agreement that authorizes the Company to invest up to 20% of its consolidated capitalization in energy-related businesses through fiscal 1995. This authorization is based upon the Company's cash investments less dividends received. At September 30, 1994, the total investment in subsidiaries computed on this basis was approximately 13% of capitalization.

GAS EXPLORATION AND PRODUCTION
- - ------------------------------

     Fuel Resources Inc. (FRI) is engaged in gas exploration, development, production and marketing. FRI operates in the Arkoma Basin and, through its subsidiaries, operates in the Gulf of Mexico, West Virginia, East Texas and Canada. In 1994, FRI increased domestic production over last year from 23,000 MDTH to 24,000 MDTH and also increased its U.S. net gas reserve base from 112 BCF to 148 BCF. This was accomplished mainly through the acquisition of 35.9 BCF of net proved reserves located in the Arkoma Basin and increased exploration activity in the Gulf of Mexico region. Additionally, FRI owns working interests in 180 wells in the Arkoma Basin.

     The Houston Exploration Company (formerly Brooklyn Union Exploration Company, Inc.), a wholly owned subsidiary of FRI, continued its drilling and production operations offshore in the Gulf of Mexico. During the year, Houston Exploration drilled fourteen wells, five of which were successful development wells. The other nine were exploration wells, with six resulting in successful finds.

     Fuel Resources Production and Development Company, Inc. (FRPD), also an FRI subsidiary, owns working interests in 650 wells in West Virginia and 20 wells in East Texas. FRPD is also participating in several small, onshore projects in the Gulf Coast region.

     BRING Gas Services Corp. (formerly Brooklyn Interstate Natural Gas Corp.), FRI's marketing subsidiary, sells gas produced by third parties as well as other FRI affiliates and arranges related transportation services. It placed 640 MDTH of gas per day for delivery in 1994, an increase of 38% over last year's delivery of 463 MDTH per day.

     In fiscal 1993, FRI took advantage of high gas prices in

Canada and sold its Canadian gas operations, which generated an after-tax gain of $12.5 million. Headquartered in Calgary, the newly formed Solex Energy Company Inc. will continue FRI's presence in western Canada.

Investment in Energy Services
- - -----------------------------

Cogeneration
- - ------------

     Gas Energy Inc. (GEI) and Gas Energy Cogeneration Inc. (GECI) participate in the development, operation and ownership of cogeneration projects. A GEI subsidiary is a 50% partner in developing a 100-megawatt facility at John F. Kennedy International Airport in Queens, New York. The plant is expected to come on line in 1995. In October 1993, GEI purchased an 11.3% interest in a 174-megawatt gas cogeneration plant located in Lockport, New York. The plant began operating in December 1992 and its major customers under long-term sales agreements include a General Motors production facility and New York State Electric & Gas Corporation. GECI is a 50% partner in developing a 40-megawatt facility that will serve the State University of New York at Stony Brook, Long Island. The plant is also scheduled to be on line in 1995. GECI also is a 45% partner in a 50-megawatt gas cogeneration plant that has been producing heat and power at a Northrop Grumman facility located in Bethpage, Long Island, New York. The plant has been available for operation better than 98% of the time since being placed in service in 1989.

     The scope of cogeneration activities also includes providing fuel-management services. GEI subsidiaries provide such services to the Northrop Grumman facility and to another 50-megawatt facility which provides heating and cooling to Nassau Veterans Memorial Coliseum and Nassau Community College. In 1994, these subsidiaries, as fuel managers, delivered 7,000 MDTH of gas to cogeneration projects.

Pipeline and Other
- - ------------------

     North East Transmission Co., Inc. (NETCO) owns an 11.4% interest in the Iroquois Gas Transmission System (Iroquois), a 375-mile pipeline, which supplies gas to much of the Northeast and into the New York metropolitan area through its southern terminus on Long Island. Iroquois currently transports more than 700 MDTH of Canadian gas supply daily to 25 Northeastern local distribution companies and power generators. The Company currently receives up to 70 MDTH of gas per day of this supply. For information regarding governmental investigations of alleged environmental, civil and criminal violations involving the Iroquois partnership, see Part II, Item 8., "Financial Statements and Supplementary Data," Note 6., "Investments in Energy Services".

     The Company has agreed to participate with ANR Pipeline Company and TransCanada PipeLines Ltd. in developing the Mayflower Gas Transmission System, a 200-mile pipeline planned to connect with Iroquois and serve markets from Eastern New York State to Boston, Massachusetts. The Company and its partners have postponed their plan to build the Liberty Pipeline, which, when built, will connect from New Jersey to Queens, New York.

     The Company is no longer involved in the propane business, which did not strategically fit with the Company's natural gas businesses. At the beginning of the year, it completed its exit strategy from Star Gas Corporation by selling its remaining equity. Also, during the year, the Company ceased the operations of Advanced Energy Options, Inc. which sold natural gas space and water heating equipment to residential gas customers. The Company determined that normal distribution channels and trade allies are more effective in serving this market.

                                 GAS SUPPLY

General
- - -------

     Based on information currently available, the Company's anticipated gas supply is sufficient to meet the requirements of present and new firm customers.

     In recent years, the gas industry has been undergoing structural changes in response to the Federal Energy Regulatory Commission's (FERC) policies to increase competition. In 1992, FERC issued Order 636 which established policies to make the gas industry more competitive by requiring interstate gas pipelines to "unbundle" their gas sales service from other regulated tariff services, such as transportation and storage. Anticipating and responding to such changes and policy directives, the Company has modified its gas purchasing arrangements to attain its objective of purchasing gas supply and related transportation service at the lowest cost consistent with long-term security of supply.

     As of November 1, 1993, all interstate gas pipelines serving the Company had completed the unbundling of their gas sales services pursuant to Order 636. Consequently, all "bundled" gas sales services previously provided by the interstate pipelines to the Company were replaced by the pipelines with "unbundled" firm transportation and storage services. Further, the Company contracted directly with non-pipeline suppliers for firm gas supply under long-term agreements to replace the gas supply previously provided by the interstate pipelines.

     In addition, the Company believes that gas from Canada is a secure, long-term source of supply and has been an active participant in projects that seek to increase the flow of Canadian gas to the Northeast. Further, when economically and contractually advantageous, the Company purchases gas on the spot market. In 1994, 64% of gas supply was purchased from domestic sources under long-term contracts, 22% from Canadian sources under long-term contracts and 14% from spot market sources.

     Taking advantage of opportunities arising under Order 636, the Company opened the first New York-based market hub for buyers and sellers of natural gas in the Northeastern United States in fiscal 1994. With interconnections and access to six major pipelines, the New York Market Hub offers transportation, balancing and exchange services to a wide variety of customers, including utilities, municipalities, marketers and large-volume customers. In 1994, the Company delivered 42,392 MDTH of gas and related services to customers in 14 states, with revenues benefiting both firm customers and shareholders, primarily through the operation of the New York Market Hub.

Long-Term Supply
- - ----------------

     Under long-term contracts and regulatory certificates applicable to pipeline and storage capacity and services, the Company's suppliers will provide maximum firm daily total deliveries of 965 MDTH of gas for the 1994-95 winter, consisting of 376 MDTH per day of firm flowing domestic gas supply, 100 MDTH per day of firm flowing Canadian gas supply and 489 MDTH per day of domestic storage and winter services.

     The Company's major providers of interstate pipeline capacity and related services are: Transcontinental Gas PipeLine Corporation (Transco), Texas Eastern Transmission Corporation (Texas Eastern), Tennessee Gas Pipeline Company (Tennessee), and CNG Transmission Corporation (CNG) which provide "unbundled" firm transportation and storage services. These pipelines are the conduit for the delivery of domestic supplies purchased from natural gas sellers to the Company's market. Total maximum daily domestic supplies are 865 MDTH of gas.

     Canadian supplies include 70 MDTH of gas per day purchased from western Canadian suppliers and marketers transported by Iroquois and 30 MDTH of gas per day purchased from the Boundary Gas Project and transported by Tennessee. Canadian gas is produced primarily in the Province of Alberta, and is transported within Canada primarily by TransCanada PipeLines, Ltd.

     By the beginning of fiscal 1994, pursuant to Order 636, the Company had replaced its remaining gas sales services provided by Texas Eastern and CNG with firm long-term supply purchased directly from non-pipeline suppliers. In 1994, the Company added three new gas suppliers to its supply portfolio: it entered into a long-term contract with Fina Natural Gas Company for 34 MDTH per day of firm supply, contracted with ICC Energy Corporation for 5 MDTH per day of firm long-term supply, and entered into an agreement for 5 MDTH per day with Moore Energy. The Company also increased purchases of gas supply from Amerada Hess Corporation by executing a second long-term firm agreement for 38 MDTH per day. Further, the Company entered into a second contract with Mobil Natural Gas Inc. for an additional 14 MDTH per day of firm long-term supply.

Spot Market Supply
- - ------------------

     The Company continues to purchase gas on the spot market when contractually and economically feasible. In fiscal 1994, spot purchases totaled 24,271 MDTH of gas.

Peak-day Supply
- - ---------------

     The Company plans for peak-day demand on the basis of an average temperature of 0/o/F. Gas demand on such a design peak-day is estimated at 1,112 MDTH during the 1994-95 winter. The highest actual 24-hour firm sendout by the Company was 1,022 MDTH on January 19, 1994, when the average temperature was 4/o/F.

     For the 1994-95 winter, the Company has the capability to provide a maximum peak-day supply of approximately 1,256 MDTH, consisting of firm flowing supply, pipeline storage supply, seasonal winter supply, and vaporized liquefied natural gas (LNG). The Company's LNG plant has a storage capacity of 1,660 MDTH and peak day sendout capacity of 291 MDTH, or 23% of peak-day supply.

Gas Costs
- - ---------

     The average cost of gas purchased for firm customers was $3.55 per DTH in fiscal 1994, $3.49 per DTH in 1993 and $3.29 per DTH in 1992. Gas prices were competitive with costs of most other energy sources including alternate grades of fuel oil, although it was priced at some premium to No. 2 grade fuel oil.

     Since October 1993, the Company has been using financial instruments to fix margins on certain off-system sales, with the PSC's approval. The Company is also authorized by the PSC to hedge on-system supply prices and to include all of these hedging transactions as part of gas costs.

                          REGULATION AND RATE MATTERS

     Retail sales, which include sales of gas, transportation and balancing services by the Company, are made under rate schedules and tariffs filed with and subject to the jurisdiction of the PSC. In general, the schedules provide for block rates that result in reductions in the unit price as use increases. They contain gas cost adjustment provisions that permit the Company to pass on to firm customers increases and decreases in the cost of gas from levels included in base rates. Revenue requirements for ratemaking purposes are established on the basis of firm sales projections assuming normal weather. Net revenues (revenues less gas costs) from tariff sales for gas, transportation and balancing services on an interruptible basis, as well as from off-system gas sales, are refunded to firm customers through the Gas Adjustment Clause (GAC).

     Service is provided to large-volume customers, principally in the multi-family and commercial markets, under a temperature controlled (TC) rate that is competitive with the price of alternate grades of fuel oil. These large volume customers use gas for space and water heating under the TC rate, except that when the temperature falls below a specified level, then oil, the alternate fuel is used. Service is provided to the small apartment house market under a similar rate.

     In October 1993, the Company began offering negotiated "customized" rates to large volume customers both within and outside its service territory. In October 1994, the PSC authorized more pricing flexibility to the Company in the TC market and allowed the Company to retain 20% of net revenues from off-system sales and transportation services in excess of $1.8 million per year. Further, the PSC allowed the Company to utilize financial instruments to protect margins on these sales. ( See Part II, Item 8., "Financial Statements and Supplementary Data," Note 5., "Financial Instruments.")

     The Company's tariff contains a Weather Normalization Adjustment that permits recovery from firm heating customers of firm net revenue shortfalls due to warmer-than-normal weather during a heating season. In a colder-than-normal heating season, the Company is required to refund to these customers net revenues from firm gas sales in excess of those which would have been realized under normal weather conditions.

     For information regarding the status of rate settlements and other regulatory proceedings, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Rate and Regulatory Matters' and 'Restructuring Proceeding'." Also, for additional information on the effects of rate regulation see Part II, Item 8., "Financial Statements and Supplementary Data ,'Summary of Significant Accounting Policies - Effects of Rate Regulation'."

                                  COMPETITION

     The Company has expanded existing markets and is developing new ones to increase gas sales. In the residential heating market, gas is sold in competition with No. 2 grade fuel oil. During the year, gas at the burner tip was competitive with alternate grades of fuel oil, although it was priced at some premium to No. 2 grade fuel oil. Conversions from oil to gas heat continued during fiscal 1994. Approximately 76% of one-and two-family homes in the Company's service area now use gas for space heating.

     The Company's share of the multi-family market is approximately 45%. In this market, gas service under the TC rate is competitively priced with alternate grades of fuel oil. As discussed under "Regulation and Rate Matters" above, the PSC has authorized more pricing flexibility to the Company in this market. In the commercial and industrial markets, the Company offers special area development and business incentive gas rates to businesses that move to or expand operations in designated areas in the Company's territory.

     The Company believes that there are promising new markets for use of natural gas as a vehicle fuel as well as in cogeneration, air conditioning and refrigeration applications.

     The trend in rate regulation reflects movement from traditional cost-based pricing towards market pricing, with added emphasis on price caps and wider use of incentives. The Company continues to be committed to cost reduction efforts, which include workforce reductions, achieved through normal attrition and special early retirement programs, tax reduction efforts, advanced construction methods and use of state-of-the-art computer technology. The Company is unique among investor-owned utilities in that all of its outstanding long-term debt used to finance utility plant additions is tax-exempt.

                           RESEARCH AND DEVELOPMENT

     In fiscal 1994, the Company spent $11.9 million on research and development (R&D) programs. Of this amount, $2.4 million was spent to support programs of the Gas Research Institute. The Company also provided $2.6 million to other research associations, including the New York State Energy Research and Development Authority (NYSERDA) and the New York Gas Group.

     The balance of $6.9 million was devoted primarily to the Company's internal R&D programs relating to efficient gas utilization and operations technologies. These programs include the gas heat pump, fuel cells, new technologies to reduce meter reading costs and vehicles powered by compressed natural gas. The Company is demonstrating the feasibility of natural gas as a fuel well suited for mass transit buses and fleet vehicles.

     This year the Company and the gas industry brought to market the YORK Triathlon heating and cooling system which can provide up to 30% lower operating costs than conventional equipment used by commercial customers.

                                   EMPLOYEES

     The Company and its subsidiaries employed 3,506 people at September 30, 1994, compared to 3,711 at September 30, 1993. The decrease reflects normal workforce reductions and the effect of a special early retirement program. Three-year labor agreements with unions representing approximately 2,200 employees were signed in 1992. These agreements provide annual wage increases of 4.25% in each of the first two years and 4.5% in the third year.

                             ENVIRONMENTAL MATTERS

     For information regarding environmental matters affecting the Company see
Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters", and Part II, Item 8., "Financial Statements and Supplementary Data," Note 7., "Environmental Matters."

ITEM 2. PROPERTIES
- - ------------------

     In fiscal 1994, consolidated capital expenditures were $199.6 million, of which $103.8 million was primarily for utility property additions and $95.8 million was for subsidiaries. Consolidated capital expenditures are estimated to be approximately $185 million for each of fiscal years 1995 and 1996.

     The Company holds franchises to lay gas mains in the streets, highways and public places in the Boroughs of Brooklyn and Staten Island, and the former Second and Fourth Wards of the Borough of Queens. The Company has consents and permits which, with immaterial exceptions, give it the right to carry on its utility operations, substantially as now carried on, in the territory served. The Company's franchises are unlimited in duration, except that a franchise to transmit and distribute gas in the former Fifth Ward of the Borough of Staten Island expires in 2006. Upon expiration, the fee payable to New York City for such franchise is subject to redetermination. Gas sales revenues in the former Fifth Ward are approximately 2.5% of the total gas sales revenues of the Company.

     As of September 30, 1994, the Company's distribution pipeline system consisted of approximately 2,028 miles of cast iron main, 1,679 miles of steel main and 230 miles of mains with plastic inserts, with requisite accessory compressor and regulating stations, and two gas storage holders having a capacity of 29 MDTH. The distribution system for the most part is located under public streets.

     The Company owns and operates an LNG plant, located at its Greenpoint Energy Center in Brooklyn, to liquefy and store gas during the summer months for vaporization and use during the winter months. This plant has a storage capacity of 1,660 MDTH of natural gas in liquid form and has a vaporization capacity of 291 MDTH per day.

     The Company leases its corporate headquarters at One MetroTech Center in downtown Brooklyn. The lease agreement has a remaining term of 17 years and renewal options. The Company owns or leases certain other buildings and facilities for use in the conduct of its business. The Company's gross lease payments are approximately $14.2 million per year.

     Principal consolidated properties of subsidiaries and their affiliates include gas and oil leasehold interests, producing wells and related equipment.

     For information required by this item concerning the gas and oil exploration, development and producing activities of the Company's subsidiaries, see "Part II, Item 8., "Financial

Statements and Supplementary Data -Supplemental Gas and Oil Disclosures."

ITEM 3.   LEGAL PROCEEDINGS
- - ---------------------------

     For information regarding governmental investigations of alleged environmental, civil and criminal violations involving Iroquois, see Part II,
Item 8., "Financial Statements and Supplementary Data," Note 6., "Investments in Energy Services." For information regarding environmental matters affecting the Company, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," and Part II, Item 8., "Financial Statements and Supplementary Data," Note 7., "Environmental Matters."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - -------------------------------------------------------------

     There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through solicitation of proxies or otherwise.

                                  PART    II
                                  ----------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- - --------------------------------------------------------------
          SECURITY HOLDER MATTERS
          -----------------------

     The following is information regarding the Company's common stock. For additional information required by this item, see Part II, Item 6., "Selected Financial Data" and Part II, Item 8., "Financial Statements and Supplementary Data," Note 4., "Capitalization."

STOCK LISTINGS
     The Company's common stock and preferred stock are traded on the New York Stock Exchange under the trading symbol BU. Daily stock reports are carried by most major newspapers under the headings BklyUnGas for the common stock and BkUG for the preferred stock.

DIVIDENDS
     Quarterly dividends on common stock, are payable on the first of February, May, August and November; preferred dividends are payable on the first of March, June, September and December. All dividends paid by the Company are taxable as ordinary income.

ANNUAL MEETING

     The next annual meeting of shareholders will be held at the Company's General Office at 10:00 a.m. on Thursday, February 2, 1995.

BOND AND PREFERRED STOCK RATINGS

Gas Facilities Revenue Bonds (Unsecured)
- - -Moody's A-1
- - -Standard & Poor's A
Preferred Stock
- - -Moody's A-2
- - -Standard & Poor's A

TRANSFER AGENT AND REGISTRAR OF STOCK
First Chicago Trust Company of New York
P.O. Box 2500
Jersey City, N.J.  07303-2500
(201)324-0498

INDEPENDENT PUBLIC ACCOUNTANTS
Arthur Andersen LLP
1345 Avenue of the Americas
New York, NY  10105
(212)708-4000

QUARTERLY INFORMATION (UNAUDITED)

                      SUMMARY OF QUARTERLY INFORMATION

The following is a table of financial data for each quarter of fiscal 1994 and 1993. The Company's business is influenced by seasonal weather conditions and the timing of approved base utility tariff rate changes. The effect on utility earnings of variations in revenues caused by abnormal weather is largely mitigated by operation of a weather normalization adjustment contained in the Company's tariff.

===================================================================================================================================
                                            First           Second          Third           Fourth
                                            Quarter         Quarter         Quarter         Quarter
===================================================================================================================================
                                                       (Thousands of Dollars Except Per Share Data)
1994
 Operating revenues                              371,478          548,970          240,661          177,521
 Operating income(loss)                           53,125           83,561            4,085           (6,467)
 Income (loss) applicable
  to common stock                                 42,073           73,465           (7,690)         (20,815)
 Per common share:
  Earnings (loss) (a)                               0.90             1.57            (0.16)           (0.44)
  Dividends declared                              0.3375           0.3375           0.3375           0.3375
- - -----------------------------------------------------------------------------------------------------------------------------------
1993
 Operating revenues                              347,283          489,367          208,531          160,323
 Operating income(loss)                           49,412           84,728            6,723          (17,763)
 Income (loss) applicable
  to common stock                                 40,434           71,737           (6,744)         (29,228)(b)
 Per common share:
  Earnings (loss) (a)                               0.93             1.63            (0.15)           (0.66)
  Dividends declared                                0.33             0.33             0.33             0.33
===================================================================================================================================
(a) Quarterly earnings per share are based on the average number of shares outstanding during the quarter. Because of the increasing number of common shares outstanding in each quarter, the sum of quarterly earnings per share does not equal earnings per share for the year.
(b) Includes an after-tax gain of $12.5 million on the sale of a subsidiary's investment in a Canadian gas company and the write-off a subsidiary's investment in a propane company, an after-tax charge of $11.5 million.
===================================================================================================================================


                      SUMMARY OF QUARTERLY COMMON  STOCK INFORMATION

===================================================================================================================================
                                            First           Second          Third           Fourth
                                            Quarter         Quarter         Quarter         Quarter
===================================================================================================================================

1994
 High                                       27 1/2          28 7/8          25 1/8          25 3/4
 Low                                        24 7/8          23              22 1/8          23 1/2
 Close                                      27 3/8          23 3/4          24 3/8          24 7/8
 Shares Traded (000)                        3,978           2,542           2,206           1,931
- - -----------------------------------------------------------------------------------------------------------------------------------

1993
 High                                       22 3/4          27 3/8          27 3/4          27 7/8
 Low                                        21 3/8          21 1/2          24 5/8          25 1/2
 Close                                      22 3/8          27              27 1/2          25 3/4
 Shares Traded (000)                        1,769           1,804            1,860          3,309
===================================================================================================================================


ITEM 6. SELECTED FINANCIAL DATA



- - ----------------------------------------------------------------------------------------------------------------------------------
For Years Ended September 30,                               1994            1993            1992           1991           1990

- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars Except Per Share Data)
INCOME SUMMARY
 Operating revenues
  Utility sales                                          $1,279,638      $1,145,315      $1,038,061      $951,711       $ 944,295
  Gas production and other                                   58,992          60,189          36,799        25,550          49,564

- - ----------------------------------------------------------------------------------------------------------------------------------
 Total operating revenues                                 1,338,630       1,205,504       1,074,860       977,261         993,859
 Operating expenses
  Cost of gas                                               560,657         466,573         402,137       373,048         406,439
  Operation and maintenance                                 381,696         363,792         333,984       302,171         299,611
  Depreciation and depletion                                 69,611          64,779          73,930        42,644          48,644
  General taxes                                             150,743         144,827         135,549       136,245         126,928
  Federal income tax                                         41,619          42,433          30,812        27,017          18,969

- - ----------------------------------------------------------------------------------------------------------------------------------
 Operating income                                           134,304         123,100          98,448        96,136          93,268
 Income (loss) from energy services investments               5,689           1,150          (1,041)          136             229
 Other, net                                                  (2,338)         (3,379)          2,935         2,949           5,953
 Gain on sale of investment in Canadian gas company               -          20,462               -             -               -
 Write-off of investment in propane company                       -         (17,617)              -             -               -
 Federal income tax benefit                                     921             950            1593          3050            2087
 Interest charges                                            51,192          48,103          42,062        40,462          45,101
- - ----------------------------------------------------------------------------------------------------------------------------------
 Net income                                                  87,384          76,563          59,873        61,809          56,436
 Dividends on preferred stock                                   351             364           2,078         3,847           3,922
- - ----------------------------------------------------------------------------------------------------------------------------------
 Income available for common stock                           87,033          76,199          57,795        57,962          52,514
==================================================================================================================================
FINANCIAL SUMMARY
 Common stock information
 Per share
  Earnings ($)                                                 1.85            1.73            1.35          1.45            1.43
   Cash dividends declared ($)                                 1.35            1.32            1.29          1.27            1.23
   Book value, year-end ($)                                   16.27           15.55           14.56         14.37           13.69
   Market value, year-end ($)                                24 7/8          25 3/4          22 3/8        20 5/8          18 7/8
   Average shares outstanding (000)                          46,980          44,042          42,882        39,894          36,798
   Shareholders of record                                    35,233          30,925          31,367        30,749          31,230
   Daily average shares traded                               42,100          33,100          26,900        30,500          20,700
  Capital expenditures ($)                                  199,572         204,514         173,467       147,745         134,458
  Total assets ($)                                        2,029,074       1,897,847       1,748,027     1,717,493       1,460,728
  Common equity ($)                                         774,236         721,076         632,254       607,573         510,489
  Preferred stock, redeemable ($)                             7,200           7,500           7,800        44,467          45,389
  Long-term debt ($)                                        701,377         689,300         682,031       685,413         534,093
  Total capitalization ($)                                1,482,813       1,417,876       1,322,085     1,337,453       1,089,971
  Earnings to fixed charges (times)                            3.21            3.19            2.86          2.95            2.47

==================================================================================================================================
UTILITY OPERATING STATISTICS
 Gas data (MDTH)
  Firm sales                                                133,513         128,972         122,476       108,694         114,300
  Other gas sales and transportation                         42,392          25,032          23,706        15,963          11,726
  Maximum daily capacity, year-end                            1,256           1,258           1,199         1,179           1,129
  Maximum daily send out                                      1,022             915             904           837             855
 Total active meters (000)                                    1,122           1,119           1,117         1,111           1,106
 Heating customers (000)                                        446             441             436           428             419
 Degree days (normal 4,824;leap year 4,851)                   4,974           4,802           4,659         3,971           4,614
  Colder (Warmer) than normal (%)                               3.1               -            (4.0)        (19.0)           (5.8)

==================================================================================================================================

    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    -----------------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

    EARNINGS AND DIVIDENDS

         In fiscal 1994, consolidated income available for common stock was $87.0 million, or $1.85 per share, a record, compared to $76.2 million, or $1.73 per share, in 1993, and $57.8 million, or $1.35 per share, in 1992.

         Consolidated earnings, including income from equity investments, for the last three fiscal years are summarized below:

- - --------------------------------------------------------------------------------
                                     1994          1993           1992
- - --------------------------------------------------------------------------------
                                           (THOUSANDS OF DOLLARS)
INCOME AVAILABLE FOR COMMON STOCK

 UTILITY                             $76,665       $ 69,083       $ 68,365

- - --------------------------------------------------------------------------------
 GAS EXPLORATION AND PRODUCTION
  OPERATIONS
   DOMESTIC                            5,707          2,707          2,485
   CANADIAN                                -          2,739            840
  GAIN (IMPAIRMENT)                        -         12,500        (13,000)
- - --------------------------------------------------------------------------------
                                       5,707         17,946         (9,675)
- - --------------------------------------------------------------------------------

 ENERGY SERVICES
  PIPELINE AND OTHER                   3,358          2,792          2,127
  COGENERATION                         1,303            907            644
  PROPANE
   OPERATIONS                              -        ( 3,078)        (3,666)
   WRITE-OFF                               -        (11,451)             -

- - --------------------------------------------------------------------------------
                                       4,661        (10,830)        (  895)
- - --------------------------------------------------------------------------------
    CONSOLIDATED                     $87,033       $ 76,199       $ 57,795

- - --------------------------------------------------------------------------------


         In 1994, utility operations provided an equity return of 12.2%. The return, which included incentives authorized by the State of New York Public Service Commission (PSC), was slightly higher than the allowed rate of 12.1%. The Company has earned or exceeded its allowed return on utility common equity in 15 of the last 16 years.

         In the last three years, income available for common stock from utility operations has benefited from rate increases (see "Rate and Regulatory Matters"), additions of new firm gas heating customers, primarily as a result of converting homes and buildings from oil to gas for space heating, and the benefit of certain ratemaking incentives. The effect on utility revenues of variations due to colder- or warmer-than-normal weather during the heating season is largely offset by the weather normalization adjustment included in the Company's tariff. In 1994, utility earnings reflected higher operation expense due to the extremely cold weather last winter. However, cost management strategies employed throughout the year were able to offset substantially the adverse effects of the cold weather.

     In 1994, earnings from gas exploration and production operations increased primarily due to higher U.S. production and higher average prices. Earnings from gas exploration and production in 1993 included an after tax gain of $12.5 million on the sale of a subsidiary's investment in a Canadian gas exploration and production company. This sale is the reason no earnings resulted from Canadian operations in 1994; however, the Company intends to again conduct Canadian operations in fiscal 1995. Earnings in 1992 included a non-cash ceiling test impairment charge of $13.0 million after Federal income taxes recorded to reflect the effect of low natural gas prices in March 1992 on a subsidiary's valuation of proved gas reserves.

     Earnings from investments in energy services are attributable to a number of factors. The increase in earnings from pipeline and other reflects in part higher throughput by the Iroquois Gas Transmission System during its second full year of operation. The increase in cogeneration earnings reflects equity income arising from the acquisition of an interest in an operating cogeneration plant, located in Lockport, N.Y., as well as higher income from the investment in a similar plant serving a Northrop Grumman facility, and continued profitable operations from the Company's fuel management subsidiaries. Further, earnings from investments in energy services increased as the Company did not incur any losses in 1994 related to its former investment in a propane company as it had in 1993 and 1992.

     The consolidated rate of return on average common equity was 11.04% in 1994, compared to 10.85% in 1993 and 8.74% in 1992.

     In December 1993, the Board of Directors authorized an increase in the annual dividend on common stock to $1.35 per share from $1.32 per share, reflecting the three-for-two stock split approved in June 1993. This increase became effective on February 1, 1994, when the quarterly dividend was raised to 33 3/4 cents per share from 33 cents per share. Common dividends have been increased for 18 consecutive years and paid continuously for 46 years.

SALES, GAS COSTS AND NET REVENUES

- - --------------------------------------------------------------------------------
                                1994              1993            1992

- - --------------------------------------------------------------------------------
                                             (Thousands of Dollars)

Utility sales                 $1,279,638       $1,145,315       $1,038,061
Cost of gas                     (560,657)        (466,573)        (402,137)

- - --------------------------------------------------------------------------------
Net revenues                  $  718,981       $  678,742       $  635,924

- - --------------------------------------------------------------------------------
Gas production
   and other                  $   58,992       $   60,189       $   36,799

- - --------------------------------------------------------------------------------

     Firm utility gas sales in fiscal 1994 were 133,513 MDTH compared to 128,972 MDTH in 1993 and 122,476 MDTH in 1992. Measured by annual degree days, weather was 3.1% colder than normal in 1994, and in 1993 and 1992, it was normal and 4.0% warmer than normal, respectively. In 1994, firm sales normalized for weather increased at a rate slightly below the increases in the prior two fiscal years. Sales growth in all markets resulted primarily from conversions to natural gas from oil for space heating, especially by large apartment buildings. During the year, gas at the burner tip was competitive with alternative grades of fuel oil, although it was priced at some premium to No. 2 grade fuel oil.

     Residential heating sales in markets where the competing fuel is No. 2 grade fuel oil and sales to other small volume customers were approximately 80% of firm sales in fiscal 1994. Demand in these markets is less sensitive to periodic differences between gas and oil prices.

     In large volume heating markets, where the competing fuel is No. 6 grade fuel oil, gas service is provided under rates that competitively track the price of that fuel. There is substantial sales potential in these markets, which include large apartment houses, government buildings and schools.

     Moreover, a significant market for off-system sales has developed as a result of Federal Energy Regulatory Commission initiatives. In 1994, the Company delivered 42.4 BCF of gas to off-system and interruptible customers by making optimal use of interstate pipeline capacity and its New York-based market hub. The benefit of these transactions is passed on to firm customers pursuant to the Company's tariff.

     The cost of gas, $560.7 million in 1994, was $94.1 million or 20.2% higher than in 1993. This is the result of higher heating sales as weather was colder than normal during the 1994 heating season, and higher off-system sales. The cost of gas for firm customers was $3.55 per DTH (one DTH equals 10 therms) in 1994, compared to $3.49 per DTH in 1993 and $3.29 per DTH in 1992.

     Net revenues (utility operating revenues less cost of gas) of $719.0 million in 1994 and $678.7 million in 1993 reflect increased tariff revenues and weather normalized firm sales growth in each year.

     The decrease in revenues from gas production and other in 1994 is due to the sale of the Canadian gas exploration and production operations at the end of 1993. Revenues from U.S. production were up significantly, reflecting higher production and average prices. (See Part II, Item 8., "Financial Statements and Supplementary Data - Supplemental Gas and Oil Disclosures.") The increase in prior years' revenues was the result of higher production volumes.

EXPENSES AND PREFERRED DIVIDENDS

     Increases in operation expense in 1994 reflect the effects of severe winter conditions. Maintenance expense includes costs related to city and state construction projects. Such costs are partially reimbursed by New York City. Expenses in all years reflect generally higher labor and material costs, which were offset in part by ongoing productivity savings.

     The increase in depreciation and depletion expense in 1994 primarily reflects charges related to utility property additions and increased U.S. gas production from the Company's exploration and production operations. In 1992, depreciation and depletion expense included a pre-tax impairment charge of $19.7 million recorded by the Company's gas exploration and production subsidiary to reduce the value of its proved gas reserves in accordance with the Securities and Exchange Commission's asset ceiling test limitations applicable to gas exploration and production operations accounted for under the full cost method.

     General taxes principally include state and city taxes on utility revenues and property. The applicable tax rates and the property base generally have increased, although the Company has been able to realize significant savings by the aggressive pursuit of reductions in property value assessments. Taxes based on revenues reflect the increase in utility revenues each year.

     Federal income tax expense reflects changes in pre-tax income and the increase in the corporate tax rate that occurred in 1993. Also, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS-109) in 1994. Adoption of SFAS-109 had no effect on net income. (See Part II, Item 8., "Financial Statements and Supplementary Data,"
Note 1. "Federal Income Tax.")

     Interest charges on long-term debt generally reflect higher average levels of debt and the conversion of variable rate bonds to fixed interest rates. Other interest charges include interest on deferred regulatory items.

     Dividends on preferred stock reflect the Company's redemption of three series of preferred stock on April 1, 1992 at optional redemption prices. Call premiums are being amortized pursuant to PSC authorization. (See
Part II, Item 8., "Financial Statements and Supplementary Data," Note 4A., "Capitalization -Common and Preferred Stock.")

CAPITAL EXPENDITURES

     Consolidated capital expenditures were $199.6 million in fiscal 1994, $204.5 million in fiscal 1993 and $173.5 million in 1992.

     Capital expenditures related to utility operations were $103.8 million in 1994, $110.8 million in 1993 and $113.8 million in 1992. Utility expenditures in all years principally were for the renewal and replacement of mains and services. Plant additions to serve new customers and develop new markets were $28.8 million in 1994, compared to $24.9 million in 1993 and $31.7 million in 1992.

     Capital expenditures related to gas exploration and production activities were $71.3 million in 1994, compared to $66.3 million in 1993 and $41.9 million in 1992. The 1994 amount reflects several on-shore acquisitions and increased off-shore exploration activities. Net proved gas reserves at September 30, 1994 were 148 billion cubic feet. These reserves are located off-shore in the Gulf of Mexico and on-shore in the Arkoma Basin, East Texas and West Virginia.

     Capital expenditures related to energy services were $24.5 million in 1994, $27.4 million in 1993 and $17.7 million in 1992. Expenditures in all years were primarily related to the development of the John F. Kennedy International Airport cogeneration project and in 1994 include $10.9 million related to the acquisition of an interest in an operating cogeneration plant located in Lockport, N.Y.

     Consolidated capital expenditures for fiscal years 1995 and 1996 are estimated to be approximately $185 million in each year, including $75 million per year related to non-utility activities. The level of such expenditures is reviewed periodically and can be affected by the timing and scope of investment opportunities. The PSC has authorized the Company to invest up to 20% of its consolidated capitalization in non-utility energy-related businesses. This authorization is based on the Company's cash investments less dividends received. At September 30, 1994, the total investment in non-utility subsidiaries computed on this basis was approximately 13% of capitalization.


FINANCING

     Cash provided by operating activities continues to be strong and is the principal source for financing capital expenditures.

     The Company issued 1,800,000 new shares of common stock on October 6, 1993, providing net proceeds of $44.9 million. Proceeds from common stock issued through employee and shareholder stock purchase plans have provided the Company approximately $29.8 million in 1994, $27 million in 1993 and $23 million in 1992.

     In 1993, the Company converted $55 million of Series C Variable Rate Gas Facilities Revenue Bonds to a fixed rate of 5.60% and $50 million of Series D Variable Rate Gas Facilities Revenue Bonds to a fixed rate equivalent of 5.635%. In addition, $75 million of 9 1/8% Gas Facilities Revenue Bonds were refunded in 1993. The interest rate on the refunding bonds, which mature in 2020, is 6.368%. Increased borrowings by a subsidiary, included in long-term debt, provided an additional $12.1 million to finance capital expenditures.

     As a result of bond refinancings and redemptions of preferred stock, the Company's composite cost of capital is the lowest in decades. At September 30, 1994, the consolidated annualized cost of long-term debt was 6.9%. Depending on market conditions, the Company expects to be able to issue additional tax-exempt debt in 1995 in either fixed or variable rate form in conjunction with the possible refunding of the Company's 9% and 8.75% Gas Facilities Revenue Bonds which are callable in May 1995 and July 1995, respectively, at optional redemption prices of $102.

FINANCIAL FLEXIBILITY AND LIQUIDITY

     At September 30, 1994, the Company had cash and temporary cash investments of $53.5 million and available bank lines of credit of $100 million, which lines are available to secure the issuance of commercial paper. Related borrowings primarily are used to finance seasonal working capital requirements, which in recent years have not been significant. At September 30, 1994, there were no borrowings outstanding. In addition, subsidiaries have lines of credit of $71 million, which for the most part support borrowings under revolving loan agreements.

     At September 30, 1994, the common equity component of the Company's capitalization was 52.2%.

     Fixed charge coverage ratios were 3.21 times in fiscal 1994, 3.19 in 1993 and 2.86 in 1992 (3.27 excluding the ceiling test impairment charge in March 1992 due to low wellhead gas prices).

     The Company's Gas Facilities Revenue Bonds continue to be rated A-1 by Moody's and A by Standard & Poor's, and the series of preferred stock still outstanding is rated A-2 by Moody's and A by Standard & Poor's. The Company's commercial paper is rated Prime-1 by Moody's and A-1 by Standard & Poor's.

RATE AND REGULATORY MATTERS

     In September 1993, the PSC approved a revenue increase of $31.3 million, including $3.0 million of deferred credits, which became effective in fiscal 1994, the final year of a three-year rate settlement. Previously, the PSC had approved $31.5 million of additional revenues for fiscal 1993 and $31.3 million for fiscal 1992.

     In October 1994, the PSC approved a new three-year rate settlement. The agreement allows an 11.0% return on common equity devoted to utility operations in fiscal 1995, the first year of the new three-year rate plan. The allowed return will be adjusted in each of the last two years of the plan to reflect changes in capital costs. The settlement agreement provides for several discrete incentives in customer service and sales, and affords the Company substantial additional pricing flexibility in price elastic markets. Under the agreement, the Company will be permitted to retain 100% of any earnings from incentives (up to 100 basis points on utility equity) and further will be permitted to retain 75% of the first 100 basis points of earnings unrelated to discrete incentives in excess of its allowed return, and 50% of any additional earnings above that level.

     The agreement provides for no rate increase in fiscal 1995; however, the Company is permitted to amortize to income approximately $1.3 million of previously deferred credits. Estimated rate increases of $17 million in each of fiscal years 1996 and 1997 may be partially offset through the use of additional available deferred credits.

     Moreover, the settlement includes a revenue reduction for a "royalty" based on the Company's level of investment in unregulated activities. In fiscal 1995, the royalty is .75% of the capitalization of the Company's unregulated subsidiaries, and will decline to .30% in fiscal 1997, the last year of the agreement. The "royalty" will not have a material impact on earnings. Additionally, as part of the settlement, the Company agreed to a plan to separate utility and subsidiary operations further, and to change the names of two of its subsidiaries.


RESTRUCTURING PROCEEDING

     The PSC has instituted a generic proceeding to determine whether and how to adjust services provided by gas utilities in the State of New York so that a wider range of consumers have access to "unbundled" services envisioned by Federal Energy Regulatory Commission Order 636. Order 636 requires interstate pipelines to "unbundle" or separate their sales service from their transportation and storage services. As a result, the responsibility for procuring gas supplies and managing their deliveries to the "city gate" was shifted to local distribution companies such as the Company. Order 636 also allows producers and gas marketers to negotiate directly for sales to customers currently supplied by local utilities, and allows these customers to arrange transportation for their gas supplies, thereby broadening opportunities for gas users to purchase gas from multiple sources.

     The issues for utilities in the PSC proceeding are far-reaching, including greater flexibility in pricing, competition with brokers/marketers in a utility's service area, cost of service allocations, and obligations to provide service to core (small volume) and non-core (interruptible and large volume) markets.

     The Company believes it is prepared to meet the challenges of additional competition in its traditional service territory and to take advantage of new opportunities for off-system sales growth. As early as 1984, the Company began restructuring its gas purchase contracts with pipelines to transportation-only contracts, and securing additional competitively priced long-term domestic gas supplies from major non-pipeline suppliers, and further diversifying its supply portfolio by importing gas from Canada. The Company is unable to determine at this time how regulatory changes resulting from the PSC proceeding will impact future operations.

ENVIRONMENTAL MATTERS

     The Company is subject to Federal, state, and local laws and regulatory programs relating to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties.

     Ongoing environmental compliance activities are integrated with the Company's regular operations and maintenance activities. Based upon current information and regulatory status, no material increases or changes are anticipated for the Company's ongoing environmental compliance efforts.

     The Company may be deemed to be liable for environmental cleanup expenses with respect to properties or facilities that have sustained historical contamination, in particular those properties or facilities that supported manufactured gas plant (MGP) operations or otherwise utilized underground storage tanks.

     The Company has reviewed its current and historical properties and identified fourteen MGP sites and certain other industrial properties which may have sustained historical contamination. Of these properties, four MGP sites are undergoing various stages of preliminary investigations and/or discussions with regulatory agencies or third parties. Of the four properties being addressed, based upon current information and regulatory status, three of the properties are not expected to present material liabilities. The fourth property, the Coney Island site, may result in material cleanup liabilities in the future. As at September 30, 1994, the

Company accrued $8.0 million for potential cleanup costs at this site and recorded a corresponding regulatory asset. Previously, the Company had accrued $4.1 million for interim response costs which were fully paid by September 30, 1994. (See Part II, Item 8., "Financial Statements and Supplementary Data," Note 7., "Environmental Matters.")

     In October 1994, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter, including the $4.1 million in interim response costs accrued in 1993 and the $8.0 million liability accrued as at September 30, 1994. In addition, as part of its October 1994 order approving the Company's three year rate settlement, the PSC approved the deferral of environmental site investigation and remediation costs incurred after September 30, 1994. Pursuant to that order, rates commencing in October 1994 reflect the recovery of the $4.1 million deferred interim response costs over a five year period, and the Company may reflect in rates commencing October 1995 and October 1996, the deferred balance of environmental site investigation and remediation costs accrued as at September 30, 1994 and September 30, 1995, respectively, each over a five year period. The recovery of these costs in rates is conditioned upon the absence of a PSC determination that such costs have been unreasonable or imprudently incurred. In general, the Company believes that, based on applicable law and prior PSC precedents with respect to similar expenditures incurred by other utilities in New York State, the Company will be permitted to recover its prudently incurred environmental site investigation and remediation costs in rates.

INFLATION

     In recent years, the impact of inflation has diminished. Purchased gas costs, which have been relatively stable, are passed on to customers through the Gas Adjustment Clause in the Company's tariff. Gas remains competitively priced with alternative fuels. Recovery of the cost of utility property is based on historical cost depreciation charges that are included in utility rates. Such charges are less than current costs or inflation-adjusted costs. However, the Company believes its utility rates generally provide an opportunity to earn a fair return on shareholder investment reflective of its cost of capital and, therefore, maintain access to capital markets in order to finance property additions and replacements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - -----------------------------------------------------

FINANCIAL STATEMENT
RESPONSIBILITY


The Consolidated Financial Statements of the Company and its subsidiaries were prepared by management in conformity with generally accepted accounting principles.

     The Company's system of internal controls is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorizations and recorded to permit preparation of financial statements that present fairly the financial position and operating results of the Company. The Company's internal auditors evaluate and test the system of internal controls. The Company's Vice President and General Auditor reports directly to the Audit Committee of the Board of Directors, which is composed solely of outside directors. The Audit Committee meets periodically with management, the Vice President and General Auditor and Arthur Andersen LLP to review and discuss internal accounting controls, audit results, accounting principles and practices and financial reporting matters.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
The Brooklyn Union Gas Company:

     We have audited the accompanying Consolidated Balance Sheet and Consolidated Statement of Capitalization of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of September 30, 1994 and 1993, and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of The Brooklyn Union Gas Company and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 2 to the Consolidated Financial Statements the Company changed its method of accounting for income taxes and postretirement benefits effective as of October 1, 1993.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP


October 26, 1994
New York, New York

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements reflect the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

UTILITY GAS PROPERTY -
DEPRECIATION AND MAINTENANCE

Utility gas property is stated at original cost of construction, which includes allocations of overheads and taxes and an allowance for funds used during construction.

     Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property of 3.3% in 1994, and 3.2% in 1993 and 1992.

     The cost of property retired, plus the cost of removal less salvage, is charged to accumulated depreciation. The cost of repair and minor replacement and renewal of property is charged to maintenance expense.

GAS EXPLORATION AND PRODUCTION PROPERTY - DEPLETION
AND DEPRECIATION

The Company's gas exploration and production subsidiaries follow the full cost method of accounting. All productive and nonproductive costs identified with acquisition, exploration and development are capitalized. Provisions for depletion are based on the unit-of-production method and, when necessary, include provisions related to the asset ceiling test limitations required by the regulations of the Securities and Exchange Commission. Costs of unevaluated gas and oil property are excluded from the amortization base until proved reserves are established or an impairment is determined.

     Provisions for depreciation of all other non-utility property are computed on a straight-line basis over useful lives of three to fifteen years.

INVESTMENTS IN ENERGY SERVICES

Certain subsidiaries own as their principal asset investments in energy-related businesses that are accounted for under the equity method.

REVENUES

Utility customers generally are billed bi-monthly on a cycle basis. Unbilled revenue reflects the estimated gas usage that occurred from the last meter reading to the end of each month.

     Revenue requirements to establish utility rates are based on sales to firm customers. Changes in gas costs from amounts recovered in base tariff rates are included in billed firm revenues through the operation of a tariff provision, the Gas Adjustment Clause (GAC). Net revenues from tariff sales for gas and transportation service on an interruptible basis as well as from off-system gas sales and tariff gas balancing services are refunded to firm customers through the GAC. This provision requires an annual reconciliation of recoverable gas costs with GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve-month period.

     The Company's tariff contains a weather normalization adjustment that provides for recovery from or refund to firm customers of shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather, which is the basis for projecting base tariff revenue requirements.

     Gas sales by the Company's marketing subsidiary are classified in gas production and other revenue net of their related gas purchase and transportation costs.

FEDERAL INCOME TAX

The Company adopted Statement of Financial Accounting Standards No. 109  (SFAS-
109) "Accounting for Income Taxes" at the beginning of fiscal 1994. The Company recorded a regulatory asset for the net cumulative effect of having to provide deferred Federal income tax expense on all differences between the tax and book bases of assets and liabilities at the current tax rate. Prior to adoption of SFAS-109, pursuant to PSC policy, deferred taxes were not provided for certain construction costs incurred before fiscal 1988 and for bases differences related to differences between tax and book depreciation methods. An amortization of the regulatory asset is included in operation expense commencing in 1994 while amounts comparable to this amortization previously were included as part of Federal income tax expense.

     Investment tax credits, which were available prior to the Tax Reform Act of 1986, were deferred in operating expense and are amortized as a reduction of Federal income tax in other income over the estimated life of the related property.

EFFECTS OF RATE REGULATION

Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates. Otherwise, such deferred costs, or regulatory assets, would have to be expensed. The Company has recorded a net regulatory asset of $95.2 million as of September 30, 1994. This asset is largely related to differences in allocating Federal income tax expense.

CONSOLIDATED STATEMENT OF INCOME

========================================================================================================
For the Years Ended September 30,                             1994             1993             1992

========================================================================================================
                                                                (Thousands of Dollars)
OPERATING REVENUES
 Utility sales                                          $   1,279,638   $   1,145,315   $    1,038,061
 Gas production and other                                      58,992          60,189           36,799
- - --------------------------------------------------------------------------------------------------------
                                                            1,338,630       1,205,504        1,074,860
- - --------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Cost of gas                                                  560,657         466,573          402,137
 Operation                                                    327,356         309,070          281,031
 Maintenance                                                   54,340          54,722           52,953
 Depreciation and depletion                                    69,611          64,779           73,930
 General taxes                                                150,743         144,827          135,549
 Federal income tax (See Note 1)                               41,619          42,433           30,812
- - --------------------------------------------------------------------------------------------------------
OPERATING INCOME                                              134,304         123,100           98,448
OTHER INCOME
 Equity income (loss) from energy services investments          5,689           1,150           (1,041)
 Other income (loss), net                                      (2,338)         (3,379)           2,935
 Gain on sale of investment in Canadian gas company              -             20,462             -
 Write-off of investment in propane company                      -            (17,617)            -
 Federal income tax benefit (See Note 1)                          921             950            1,593
- - --------------------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                                138,576         124,666          101,935
INTEREST CHARGES
 Long-term debt                                                46,900          45,344           40,016
 Other                                                          4,292           2,759            2,046
- - --------------------------------------------------------------------------------------------------------
NET INCOME                                                     87,384          76,563           59,873
DIVIDENDS ON PREFERRED STOCK                                      351             364            2,078
- - --------------------------------------------------------------------------------------------------------
INCOME AVAILABLE FOR COMMON STOCK                       $      87,033  $       76,199  $        57,795
========================================================================================================
EARNINGS PER SHARE OF COMMON STOCK
 (Average shares outstanding of 46,979,597,
  44,042,365 and 42,882,627, respectively)              $        1.85  $         1.73  $          1.35
========================================================================================================

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

========================================================================================================
For the Years Ended September 30,                             1994             1993             1992
- - --------------------------------------------------------------------------------------------------------
                                                                (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                           $      255,979 $       238,867 $        237,156
INCOME AVAILABLE FOR COMMON STOCK                              87,033          76,199           57,795
- - --------------------------------------------------------------------------------------------------------
                                                              343,012         315,066          294,951
Less:
   Cash dividends declared ($1.35, $1.32 and $1.29
   per common share, respectively)                             63,652          58,914           55,667
   Other adjustments                                             (106)            173              417
- - --------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                 $      279,466 $       255,979 $        238,867
========================================================================================================

The accompanying summary of significant accounting policies and notes are integral parts of these statements.


CONSOLIDATED BALANCE SHEET

===================================================================================================
September 30,                                                      1994                1993
- - ---------------------------------------------------------------------------------------------------

                                                                    (Thousands of Dollars)
Assets

Property
 Utility, at cost                                            $     1,599,452      $       1,523,894
 Accumulated depreciation                                           (354,925)              (333,468)
 Gas exploration and production, at cost                             276,659                205,328
 Accumulated depletion                                              (115,890)               (90,237)
- - ----------------------------------------------------------------------------------------------------
                                                                   1,405,296              1,305,517
- - ----------------------------------------------------------------------------------------------------
Investments in Energy Services (See Note 6)                           91,283                 66,682
- - ----------------------------------------------------------------------------------------------------

Current Assets
 Cash                                                                 11,610                 10,834
 Temporary cash investments                                           41,881                 10,425
 Common stock proceeds receivable                                        -                   44,910
 Accounts receivable                                                 193,130                230,688
 Allowance for uncollectible accounts                                (14,963)               (14,212)
 Gas in storage, at average cost                                      96,076                102,516
 Materials and supplies, at average cost                              11,356                 11,084
 Prepaid gas costs                                                    14,667                 13,725
 Other                                                                31,441                 37,304
- - ----------------------------------------------------------------------------------------------------
                                                                     385,198                447,274
- - ----------------------------------------------------------------------------------------------------
Deferred Charges                                                     147,297                 78,374
- - ----------------------------------------------------------------------------------------------------
                                                             $     2,029,074      $       1,897,847
====================================================================================================

Capitalization and Liabilities

Capitalization (See accompanying statement and Note 4)
 Common equity                                               $       774,236      $         721,076
 Preferred stock, redeemable                                           7,200                  7,500
 Long-term debt                                                      701,377                689,300
- - ----------------------------------------------------------------------------------------------------
                                                                   1,482,813              1,417,876
- - ----------------------------------------------------------------------------------------------------

Current Liabilities
 Accounts payable                                                    132,491                163,876
 Dividends payable                                                    16,609                 15,868
 Taxes accrued                                                        15,213                 15,345
 Customer deposits                                                    22,445                 21,584
 Customer budget plan credits                                         18,358                 17,296
 Interest accrued and other                                           45,807                 53,491
- - ----------------------------------------------------------------------------------------------------
                                                                     250,923                287,460
- - ----------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Federal income tax                                                  230,316                139,289
 Unamortized investment tax credits                                   22,000                 23,074
 Other                                                                43,022                 30,148
- - ----------------------------------------------------------------------------------------------------
                                                                     295,338                192,511
- - ----------------------------------------------------------------------------------------------------
                                                             $     2,029,074      $       1,897,847
====================================================================================================



The accompanying summary of significant accounting policies and notes are integral parts of these statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION

=========================================================================================================================
September 30,                                                                    1994                 1993
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of Dollars)


Common Equity
 Common stock, $.33 1/3 par value, authorized 70,000,000 shares;
  outstanding 47,590,015 and 46,380,282 shares,
  respectively, stated at                                                $       494,770       $      465,097
 Retained earnings (See accompanying statement)                                  279,466              255,979
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                 774,236              721,076
- - -------------------------------------------------------------------------------------------------------------------------
Preferred Stock, Redeemable
 $100 par value, cumulative, authorized 900,000 shares
  4.60% Series B, 75,000 and 78,000 shares outstanding, respectively               7,500                7,800
  Less: Current sinking fund requirements                                            300                  300
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                   7,200                7,500
- - -------------------------------------------------------------------------------------------------------------------------
Long-term Debt
 Gas facilities revenue bonds (issued through New York
  State Energy Research and Development Authority)
  9% Series 1985A due May 2015                                                    98,500               98,500
  8 3/4% Series 1985 due July 2015                                                55,000               55,000
  6.368% Series 1993A and Series 1993B due April 2020                             75,000               75,000
  7 1/8% Series 1985 I due December 2020                                          62,500               62,500
  7% Series 1985 II due December 2020                                             62,500               62,500
  6.75% Series 1989A due February 2024                                            45,000               45,000
  6.75% Series 1989B due February 2024                                            45,000               45,000
  5.6% Series 1993C due June 2025                                                 55,000               55,000
  6.95% Series 1991A and Series 1991B due July 2026                              100,000              100,000
  5.635% Series 1993D-1 and Series 1993D-2 due July 2026                          50,000               50,000
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                 648,500              648,5OO
 Borrowings by subsidiary                                                         52,877               40,800
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                 701,377              689,300
- - -------------------------------------------------------------------------------------------------------------------------
                                                                         $     1,482,813      $     1,417,876
=========================================================================================================================

The accompanying summary of significant accounting policies and notes are integral parts of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

============================================================================================================
For the Years Ended September 30,                                     1994           1993              1992
- - ------------------------------------------------------------------------------------------------------------
                                                                             (Thousands of Dollars)

OPERATING ACTIVITIES
 Net income                                                    $    87,384     $    76,563      $    59,873
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and depletion                                        75,386          71,376           76,959
  Deferred Federal income tax                                       10,897           7,599            7,980
  Gain on sale of investment in Canadian gas company                  -            (20,462)           -
  Write-off of investment in propane company                          -             17,617            -
  Amortization of investment tax credit                             (1,074)         (1,074)          (1,074)
  (Income) loss from energy services investments                    (5,689)         (1,150)           1,041
  Dividends received from energy services investments                4,392           7,421            1,884
  Allowance for equity funds used during construction               (2,076)         (1,671)          (1,876)
- - ------------------------------------------------------------------------------------------------------------
                                                                   169,220         156,219          144,787
- - ------------------------------------------------------------------------------------------------------------

Effect of changes in working capital and other
 Accounts receivable, net                                           31,906         (61,097)         (11,559)
 Accounts payable                                                  (34,121)         41,094           27,808
 Gas inventory and prepayments                                       5,498         (31,063)          (4,842)
 Other                                                              21,518           7,883          (21,433)
- - ------------------------------------------------------------------------------------------------------------
                                                                    24,801         (43,183)         (10,026)
- - ------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                              194,021         113,036          134,761
- - ------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Sale of common stock                                               29,828          71,866           23,037
 Common stock proceeds receivable                                   44,910         (44,910)            -
 Issuance of long-term debt                                         12,077         186,900           93,400
- - ------------------------------------------------------------------------------------------------------------
                                                                    86,815         213,856          116,437
  Repayments
   Preferred stock                                                    (300)           (300)         (37,273)
   Long-term debt                                                     -           (180,000)         (90,400)
- - ------------------------------------------------------------------------------------------------------------
                                                                    86,515          33,556          (11,236)
  Dividends paid                                                   (64,003)        (59,278)         (57,745)
  Trust funds, utility construction                                   -             54,610           72,664
  Other                                                                106           2,156           (1,106)
- - ------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                               22,618          31,044            2,577
- - ------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Capital expenditures (excluding allowance
  for equity funds used during construction)                      (197,496)       (202,843)        (171,591)
 Proceeds from sale of investment in Canadian gas company           11,691          30,027            -
 Other                                                               1,398           7,400           (9,045)
- - ------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                 (184,407)       (165,416)        (180,636)
- - ------------------------------------------------------------------------------------------------------------
Change in Cash and Temporary Cash Investments                  $    32,232     $   (21,336)     $   (43,298)
============================================================================================================
Cash and Temporary Cash Investments at End of Year             $    53,491     $    21,259      $    42,595
============================================================================================================

Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.

Supplemental disclosures of cash flows
 Income taxes                                                  $    36,900     $    32,100      $    19,800
 Interest                                                      $    50,872     $    51,804      $    41,290
============================================================================================================

The accompanying summary of significant accounting policies and notes are integral parts of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

1.FEDERAL INCOME TAX
Income tax expense (benefit) is reflected as follows in the Consolidated Statement of Income:

- - --------------------------------------------------------------------------------
                                        1994        1993      1992
- - --------------------------------------------------------------------------------
                                          (Thousands of Dollars)
OPERATING EXPENSES
 Current                              $ 39,466    $29,172   $ 26,118
 Deferred                                2,153     13,261      4,694
- - --------------------------------------------------------------------------------
                                        41,619     42,433     30,812
- - --------------------------------------------------------------------------------

OTHER INCOME
 Current                                (8,591)     5,786     (3,805)
 Deferred                                8,744     (5,662)     3,286
 Amortization of investment
  tax credits                           (1,074)    (1,074)    (1,074)
- - --------------------------------------------------------------------------------
                                          (921)      (950)    (1,593)
- - --------------------------------------------------------------------------------

Total Federal income tax              $ 40,698    $41,483   $ 29,219
- - --------------------------------------------------------------------------------

The components of the Company's net deferred income tax liability reflected as Deferred Credits and Other Liabilities - Federal income tax in the Consolidated Balance Sheet are as follows:

- - --------------------------------------------------------------------------------
September 30,                                            1994(A)
- - --------------------------------------------------------------------------------
                                          (Thousands of Dollars)
DEFERRED CREDITS AND OTHER
LIABILITIES - FEDERAL
INCOME TAX
 Property related
  Utility                                               $176,486
  Net tax regulatory asset                                29,087
  Gas production and other                                30,841
- - --------------------------------------------------------------------------------
                                                        $236,414
- - --------------------------------------------------------------------------------
 Regulatory settlement items                              (9,879)
 Gas cost and other                                        3,781
- - --------------------------------------------------------------------------------
Net deferred income tax liability                       $230,316
- - --------------------------------------------------------------------------------

 (A) As required by standards in effect prior to the adoption of SFAS-109, the components of deferred tax expense (benefit) related to the following items in 1993 and 1992 are, respectively: property related - $9,782,000 and $6,684,000; rate settlement items - $(245,000) and $(311,000); write-off of propane investment $(7,720,000) and $0; gas costs and other - $5,781,000 and $1,607,000.

The following is a reconciliation between reported income tax and tax computed at the statutory rate of 35% for 1994, 34.75% for 1993 and 34% for 1992:

- - --------------------------------------------------------------------------------
                                1994      1993           1992
- - --------------------------------------------------------------------------------
                                (Thousands of Dollars)
Computed at statutory rate   $ 44,828    $41,021        $30,291
Book-tax differences:
  Property related
   Utility                         -       1,179            718
   Gas production and other    (1,303)       858         (1,497)
- - --------------------------------------------------------------------------------

                               (1,303)     2,037           (779)
- - --------------------------------------------------------------------------------
  Nontaxable interest income     (556)      (396)          (864)
  Amortization of investment
   tax credits                 (1,074)    (1,074)        (1,074)
  Flow-through items                -        536          1,598
  Other                        (1,197)      (641)            47
- - --------------------------------------------------------------------------------
Total Federal income tax      $40,698    $41,483        $29,219
- - --------------------------------------------------------------------------------
Effective income tax rate         32%        35%            33%
- - --------------------------------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" as of October 1, 1993. The adoption of SFAS-109 did not have a material effect on consolidated net income because the Company recorded a regulatory asset to cover the increase in accumulated deferred Federal income taxes not previously provided pursuant to regulatory orders.

2.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
A. PENSION: The Company has a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on years of service and compensation. Commencing in fiscal 1994, the Company began recording expense in accordance with treatment established by the PSC for ratemaking and accounting purposes in a generic policy statement issued in September 1993 applicable to the adoption of SFAS-87, "Employers' Accounting for Pensions," SFAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS-106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions."   Accordingly, the
Company's revenue requirement reflects the aggregate expenses related to pensions and other postretirement benefit obligations as determined under the applicable accounting standards.

On September 1, 1994, the Company completed a voluntary early retirement program for management employees who were age 55 or older with at least 15 years of service. As a result, the

Company recorded a special retirement charge of $8,465,000. The effect of this program was offset by reductions in other elements of total expense for postretirement benefits, which in the aggregate remained within the revenue allowance reflected in the Company's rates. Therefore, the program had no material effect on consolidated net income. A similar program for bargaining unit employees is expected to be completed in the first quarter of fiscal 1995. Likewise, this program is not expected to have a material effect on consolidated net income.

The Company's funding policy for pensions is in accordance with requirements of Federal law and regulations. There were no pension contributions in 1994, 1993 and 1992.

The calculation of net periodic pension cost follows:


- - --------------------------------------------------------------------------------
Year Ending September 30,          1994        1993       1992
- - --------------------------------------------------------------------------------
                                     (Thousands of Dollars)
Service cost, benefits earned
  during the year                $ 15,100    $14,244   $ 11,406
Special retirement charge           8,465        -       -
- - --------------------------------------------------------------------------------
                                 $ 23,565    $14,244   $ 11,406
- - --------------------------------------------------------------------------------

Interest cost on projected
 benefit obligation                29,511     24,617     21,966
Gain on assets                    (12,430)   (76,671)   (40,345)
Net amortization and deferral     (32,798)    44,976      8,934
- - --------------------------------------------------------------------------------
Total pension cost                $ 7,848    $ 7,166   $  1,961
- - --------------------------------------------------------------------------------

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet. Plan assets principally are investment grade common stock and fixed income securities.


- - --------------------------------------------------------------------------------

September 30,                             1994           1993
- - --------------------------------------------------------------------------------
                                             (Thousands of Dollars)
Actuarial present value of
  benefit obligations:
 Vested                                  $(333,890)      $(274,118)
 Accumulated                             $(353,172)      $(296,375)
 Projected                               $(446,676)      $(398,300)

Plan assets at fair value                $ 497,280       $ 503,838
- - --------------------------------------------------------------------------------

Plan assets in excess of
  projected benefit obligation            $  50,604       $ 105,538

Unrecognized net gain from experience
  and change in assumptions                 (21,007)        (65,339)

Unrecognized transition asset               (37,218)        (41,870)

Expensing of pension cost to reflect
  amount included in rates                     -              1,671

- - --------------------------------------------------------------------------------
Accrued pension cost                      $  (7,621)      $     -
- - --------------------------------------------------------------------------------

Assumptions:
 Obligation discount                       8.00%            6.50%
 Asset return                              8.00%            7.50%
 Average annual increase
  in compensation                          5.50%            5.50%
- - --------------------------------------------------------------------------------

B. RETIREE HEALTH CARE AND LIFE INSURANCE: The Company sponsors noncontributory defined benefit plans under which it provides certain health care and life insurance benefits for retired employees. The Company has been funding a portion of future benefits over employees' active service lives through a Voluntary Employee Beneficiary Association (VEBA) trust. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code. The Company's policy is to fund the cost of postretirement benefits to the extent rate recoveries are allowed for pension and postretirement benefit costs.

The Company adopted SFAS-106 as of October 1, 1993. SFAS-106 requires that the costs of postretirement benefits other than pensions be accrued over employee service lives by the time of retirement eligibility. Its adoption did not have a material effect on consolidated net income because utility rates in fiscal 1994 reflected full recovery of annual SFAS-106 costs. The transition obligation upon adoption totaled $77.1 million, which is being amortized and recovered in rates over twenty years. Prior to the adoption of SFAS-106, such costs, including payments to retirees and trust fund contributions, amounted to $17,078,000 in 1993 and $13,437,000 in 1992.

The following table sets forth the plans' funded status, reconciled with amounts recognized in the Company's Consolidated Balance Sheet.


- - --------------------------------------------------------------------------------
September 30,                                                    1994
- - --------------------------------------------------------------------------------
                                                   (Thousands of Dollars)
Actuarial present value of accumulated
 postretirement benefit obligation
  Retirees                                               $ (53,218)
  Fully eligible active plan
    participants                                           (17,106)
  Other active plan participants                           (32,890)
- - --------------------------------------------------------------------------------
                                                          (103,214)
- - --------------------------------------------------------------------------------

Plan assets at fair value, primarily
 stocks and bonds                                        $  56,163
- - --------------------------------------------------------------------------------
Accumulated postretirement benefit
 obligation in excess of plan assets                     $ (47,051)
Unrecognized net gain from past experience
 different from that assumed and from
 changes in assumptions                                    (16,875)
Unrecognized transition obligation                          71,547
- - --------------------------------------------------------------------------------

Prepaid postretirement benefit cost                          7,621
- - --------------------------------------------------------------------------------


Net periodic postretirement benefit cost included the following components:

- - --------------------------------------------------------------------------------
Year Ended September 30,                      1994
- - --------------------------------------------------------------------------------
                                     (Thousands of Dollars)

Service cost, benefits earned during the year     $2,826
Interest cost on accumulated postretirement
 benefit obligation                                7,916
Actual return on plan assets                        (340)
Net amortization and deferral                        141

- - --------------------------------------------------------------------------------
Postretirement benefit cost                      $10,543
- - --------------------------------------------------------------------------------

The measurement assumes an 8% discount rate and a health care cost trend rate of 9.5% in 1994, decreasing to 5% by the year 2007 and remaining at that level thereafter. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of September 30, 1994 and the net periodic SFAS-106 expense by approximately $13,348,000 and $1,706,000, respectively. The expected long-term rate of return on plan assets was 8.0%.

C. OTHER: In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS-112, "Employers' Accounting for Postemployment Benefits." This Statement requires accounting recognition on an accrual basis of any obligation which exists to provide benefits to former or inactive employees after employment, but before retirement. The Company adopted SFAS-112 on October 1, 1993. Its adoption had no material effect on the Company's Consolidated Financial Statements.

3. FIXED OBLIGATIONS
A. LEASES
Lease costs included in operation expense were $15,547,000 in 1994, $14,247,000 in 1993 and $14,103,000 in 1992. The future minimum lease payments under the Company's various leases, all of which are operating leases, are approximately $14,200,000 per year over the next five years and $176,900,000 in the aggregate for years thereafter.

For its corporate headquarters, the Company has a lease agreement with a remaining term of 17 years.

B. FIXED CHARGES UNDER FIRM CONTRACTS: The Company has entered into various contracts for gas delivery and supply services. The contracts have varying terms that extend from one to twenty years. Certain of these contracts require payment of monthly charges in the aggregate amount of approximately $4.3 million per month in all events and regardless of the level of service available. Such charges are recovered as gas costs.

4.  CAPITALIZATION
A.  COMMON AND PREFERRED STOCK:   In 1994, 1993 and 1992, the Company issued
1,209,734, 1,128,662 and 1,172,040 shares of common stock for $29,828,000,
$26,956,000 and $23,037,000, respectively, under the Automatic Dividend Reinvestment and Stock Purchase Plan, the Discount Stock Purchase Plan for Employees, and the Employee Savings Plan. At September 30, 1994, 2,398,375 unissued shares of common stock were reserved for issuance under these plans. On October 6, 1993, the Company issued 1,800,000 shares of common stock providing net proceeds of $44,910,000.

The 4.60% Series B preferred stock is subject to an annual sinking fund requirement of 3,000 shares at par value.

B. GAS FACILITIES REVENUE BONDS AND OTHER: The Company issues tax-exempt bonds through the New York State Energy Research and Development Authority (Authority). Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn by the Company to finance qualified expenditures.

  The Company converted $55 million of Series C Variable Rate Gas Facilities Revenue Bonds to a fixed rate of 5.60% in July 1993 and $50 million of Series D Variable Rate Gas Facilities Revenue Bonds to a fixed rate equivalent of 5.635% in June 1993. In April 1993, the Company issued through the Authority $37.5 million of Gas Facilities Revenue Bonds 1993 Series A, in the form of Select Auction Variable Rate Securities (SAVRS) and $37.5 million Gas Facilities Revenue Bonds 1993 Series B, in the form of Residual Interest Bonds (RIBS). The interest rate applicable to the 1993 Series A and B linked RIBS/SAVRS bonds, which mature in 2020, is 6.368% per annum. The proceeds were received on April 29, 1993 and then applied to the redemption of $75 million of 9 1/8% Gas Facilities Revenue Bonds due May 2013, called on May 1, 1993 at 103% of par value plus accrued interest.

There are no sinking fund requirements for any Gas Facilities Revenue Bonds.
The Company's 9.0% and 8.75% Gas Facilities Revenue Bonds are callable in May 1995 and July 1995, respectively, at an optional redemption price of 102% of par value plus accrued interest.

Other long-term debt consists of debt of a subsidiary amounting to $52,877,000 under a revolving loan agreement with no payments currently due. Interest on this debt is at a composite rate which is less than the prime rate.

5. FINANCIAL INSTRUMENTS
In October 1994, the FASB issued SFAS-119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," which required various disclosures about financial instruments and related transactions.

A. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's long-term debt consists primarily of publicly traded Gas Facilities Revenue Bonds (see Note 4.B.), the fair value of which is estimated based on quoted market prices for the same or similar issues. The fair value of these bonds at September 30, 1994 and 1993 was $651,255,200 and $704,642,400,
respectively, and the carrying value was $648,500,000 in both years. Subsidiary debt is carried at an amount approximating fair value because its interest rate is based on market rates.

The fair value of the Company's redeemable preferred stock is estimated based on quoted market prices for similar issues. At September 30, 1994 and 1993, the fair value of this stock was $4,796,640 and $4,893,750, respectively, and the carrying value was $7,200,000 and $7,500,000, respectively.

All other financial instruments included in the Consolidated Balance Sheet are stated in amounts that approximate fair values.

B. DERIVATIVE FINANCIAL INSTRUMENTS
The Company and its subsidiaries employ derivative financial instruments, principally natural gas futures and swaps, for the purpose of risk management, although employment of such instruments with respect to utility operations has been minimal in 1994.

Natural gas futures are utilized to fix margins on purchases and sales of gas entered into in the ordinary course of business. The Company and its subsidiaries, principally its marketing subsidiary, had 2,768 futures contracts outstanding at September 30, 1994, requiring margin deposits with brokers in the amount of $2,251,600. The underlying transactions are of varying durations, none of which extend beyond March 1996. The Company would be required to pay approximately $3,136,600 to settle these contracts at September 30, 1994. Deferred losses amounted to $1,240,600 at September 30, 1994.

The Company entered into a series of swap transactions intended to minimize the Company's exposure to differences in the market prices of gas at certain receipt points in producing areas. The swap contracts cover 14.5 BCF of gas per year through October 1996.

The Company's gas exploration and production subsidiary also manages the risk associated with fluctuations in the price of natural gas through commodity swap contracts with financial institutions. The subsidiary has several contracts in effect, at various prices, which cover a significant amount of its estimated production for the next three years. The Company would be required to pay approximately $7,130,000 to settle these contracts at September 30, 1994.

All of the foregoing transactions meet the criteria for hedge accounting treatment. Accordingly, gains and losses are recognized when the underlying transaction is completed, at which time these gains and losses are included in earnings as an offset to revenues or costs recognized when the gas is sold, purchased or transported in accordance with a hedged transaction, and are reflected as cash flows from operations in the accompanying Consolidated Statement of Cash Flows at that time. Further, in cases where the transaction results in the acquisition of an asset, deferred gains and losses are included as part of the carrying amount of the asset acquired.

The Company and its subsidiaries are exposed to credit risk in the event of nonperformance by counterparties to futures and swap contracts, as well as nonperformance by the counterparties of the transactions which they are hedged against. The Company believes that the credit risk related to the futures and swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk.

6. INVESTMENTS IN ENERGY SERVICES
A. IROQUOIS PIPELINE: A Company subsidiary, North East Transmission Co., Inc. (NETCO), owns an 11.4% interest in Iroquois Gas Transmission System, L.P. (Iroquois), which partnership owns and operates a 375-mile pipeline from Canada to the Northeast. NETCO's investment in Iroquois was $20.1 million at September 30, 1994.

In 1992, Iroquois was informed by the U.S. Attorneys' Offices of various districts of New York of a civil investigation of alleged violations of the U.S. Army Corps of Engineers (COE) permit, a related State Water Quality Certification and/or the Federal Clean Water Act. Related agency investigations of matters related to the construction of the Iroquois Pipeline have been commenced by COE and the Federal Energy Regulatory Commission (FERC). Civil penalties could be imposed if violations of Iroquois' COE and FERC authorizations are shown to have occurred. No proceedings in connection with these investigations have been commenced.

Also in 1992, a criminal investigation of Iroquois was initiated and is being conducted by Federal authorities pertaining to various matters related to the construction of the pipeline. To date, no criminal charges have been filed. Iroquois' management believes the pipeline construction and right-of-way activities were conducted in a responsible manner. However, Iroquois deems it probable that indictments will be sought in connection with this investigation and in them substantial fines and other sanctions.

Iroquois' management has been informed that meetings are expected with those responsible for the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigation in order to defend itself and, if and when appropriate, to explore possible resolutions that may be acceptable to all parties. Although the ultimate outcome of these matters cannot be predicted at this time, based on information currently available, the Company does not believe that the resolution of these matters will have a material adverse effect on its consolidated financial results.

B. COGENERATION PROJECTS: A Company subsidiary, Gas Energy Inc. (GEI), through affiliates, owns a 50% partnership interest, and has invested approximately $47.5 million as of September 30, 1994, in a project to construct, own and operate a 100-megawatt cogeneration plant at John F. Kennedy International Airport in Queens, New York. The estimated cost of the project is approximately $292 million, of which $175 million is being financed by proceeds from bonds issued by the Port Authority of New York and New Jersey and guaranteed by an international banking group. The partners are committed to make equal contributions for project costs above $175 million. Construction of the project is scheduled for completion in 1995.

In addition, a project to construct, own and operate a 40-megawatt cogeneration plant at the State University of New York at Stony Brook is under construction. The debt financing is being provided through $79 million of tax-exempt Suffolk County Industrial Development Revenue Bonds and is guaranteed by a letter of credit issued by Toronto-Dominion Bank. Commercial operation is scheduled for the first quarter of 1995. Another Company subsidiary, Gas Energy Cogeneration, Inc., through affiliates, owns a 50% partnership interest in the project, estimated to cost $92.6 million. As of September 30, 1994, the subsidiary had funded $3.6 million of an expected total of $6.8 million as its share of the project.

7. ENVIRONMENTAL MATTERS
The Company is involved in environmental site investigation, implementation of interim remedial measures, and consideration of long-term remedial solutions at the former manufactured gas plant (MGP) site in Coney Island that was owned and operated by a predecessor company. This property was the subject of a notice by the City of New York in January 1993 alleging that the site presented an imminent and substantial endangerment to health and the environment and stating that the City intended to bring a citizens' suit under the Federal Resource Conservation and Recovery Act and related statutes to compel cleanup and recover its own response costs. The Company has denied the City's allegations, but has met informally with City officials, apprised them of the Company's own ongoing environmental investigation, and committed itself to keeping the City informed of developments. The City has not filed suit as of this date.

In addition, the Company in cooperation with the U.S. Coast Guard has been responding to pollution incidents, occurring and reported to governmental authorities during the summer of 1993, involving the apparent seep of oil into Coney Island Creek from the Coney Island site. This response has included the construction of an interim response measure (IRM) to contain and recover any such oil seep. While expenses to date have not been material with respect to the pollution incident, the Coast Guard has not issued its final approval of this response measure and the Company cannot predict how long the IRM will operate or whether additional containment or response measures will be required or what such measures would cost.

In October 1994, the Company had an initial meeting with the New York State Department of Environmental Conservation (DEC) for the purpose of reaching a consensual agreement under state environmental laws for a long-term site management plan for the Coney Island site. The discussions with the DEC to date have been preliminary and the Company is unable to predict which, if any, of the options discussed with the DEC might be mutually acceptable. Based on these preliminary discussions, the Company believes that long-term site management costs will be at least $8,000,000 and may be several times that amount, depending upon the site management option finally negotiated with the DEC. A consensual agreement is not likely to be reached before the end of 1995. Accordingly, as at September 30, 1994, the Company accrued a liability of $8,000,000 as the minimum estimate of costs most likely to be incurred and a corresponding regulatory asset, in addition to $4,100,000 of interim response costs previously recorded. Expenditures related to any negotiated site management plan will be over a number of years.

The Company has been approached by the City of New York with respect to another former MGP property regarding potential cost sharing of environmental cleanup costs. This property is currently owned by the City. The Company and the City have had several meetings but discussions are preliminary. Until it becomes clear that the property will in fact be developed by the City or a third party, or it is demonstrated that the property presents a significant environmental risk, the Company cannot determine its potential legal liabilities and/or financial exposure, if any, associated with this property.

The Company has notified several of its insurance carriers of potential claims regarding environmental cleanup liabilities. The Company's consideration of its potential insurance claims is continuing.

With the exception of the matters referenced above, no significant administrative or judicial proceedings involving the Company have been initiated with respect to any other MGP property. Although the potential cost of cleanup at these sites may be material if the Company is ever compelled to address these sites, the Company cannot at this time determine the cost or extent of any cleanup efforts if cleanup ultimately should be required.

  In October 1994, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter, including the $4.1 million in interim response costs accrued in 1993 and the $8.0 million liability accrued as at September 30, 1994. In addition, as part of its October 1994 order approving the Company's three-year rate settlement, the PSC approved the deferral of environmental site investigation and remediation costs incurred after September 30, 1994. Pursuant to that order, rates commencing in October 1994 reflect the recovery of the $4.1 million deferred interim response costs over a five year period, and the Company may reflect in rates commencing October 1995 and October 1996, the deferred balance of environmental site investigation and remediation costs accrued as at September 30, 1994 and September 30, 1995, respectively, each over a five year period. The recovery of these costs in rates is conditioned upon the absence of a PSC determination that such costs have been unreasonable or imprudently incurred. In general, the Company believes that, based on applicable law and prior PSC precedents with respect to similar expenditures incurred by other utilities in New York State, the Company will be permitted to recover its prudently incurred environmental site investigation and remediation costs in rates.

SUPPLEMENTAL GAS AND OIL DISCLOSURES
        CAPITALIZED COSTS RELATING TO GAS AND OIL PRODUCING ACTIVITIES

==============================================================================================================
September 30,                                                                          1994              1993
==============================================================================================================
                                                                                      (Thousands of dollars)
Unproved properties not being amortized                                             $25,335            $9,875
Properties being amortized-productive and nonproductive                             240,572           187,856
==============================================================================================================
Total capitalized costs                                                             265,907           197,731
Accumulated depletion                                                              (109,885)          (84,907)
- - --------------------------------------------------------------------------------------------------------------
 Net capitalized costs                                                             $156,022          $112,824
==============================================================================================================

The following is a summary of the costs (in thousands of dollars) which are excluded from the amortization calculation as of September 30, 1994, by year of acquisition: 1994-$18,703; 1993-$0; 1992-$3,573 and prior years-$3,059. The
Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated within the next five years.


COSTS INCURRED IN PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

====================================================================================================================================
                                           Total                           United States                         Canada
                           --------------------------------------   ---------------------------       ------------------------------
                                1994*          1993           1992            1993          1992             1993               1992
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                    (Thousands of dollars)
Aquisition of properties-
  Unproved properties         $11,022         $5,289        $6,159          $4,937        $6,159             $352              $   -
  Proved properties            28,370         40,091        13,624          30,541         8,206            9,550              5,418
Exploration                    18,961          2,831         7,615           2,831         7,615                -                  -
Development                     9,781         16,588        13,436          11,238        12,681            5,350                755
- - ------------------------------------------------------------------------------------------------------------------------------------
Total costs incurred          $68,134        $64,799       $40,834         $49,547       $34,661          $15,252             $6,173
====================================================================================================================================

          RESULTS OF OPERATIONS FROM GAS AND OIL PRODUCING ACTIVITIES

====================================================================================================================================
                                                            Total                           United States            Canada
                                   -------------------------------------------------------------------------------------------------
                                          1994*             1993            1992          1993          1992       1993         1992
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                   (Thousands of dollars)
Revenues from gas and oil
  producing activities-
Sales to unaffiliated parties              $41,185       $43,076         $24,122       $31,745       $20,379    $11,331       $3,743
Sales to affiliates                          2,023         1,482           1,802         1,482         1,802        -            -
- - ------------------------------------------------------------------------------------------------------------------------------------
 Revenues                                   43,208        44,558          25,924        33,227        22,181     11,331        3,743
- - ------------------------------------------------------------------------------------------------------------------------------------
Production and lifting costs                 5,360         8,608           5,065         4,232         3,363      4,376        1,702
Depletion                                   24,978        22,525          14,242        20,990        13,749      1,535          493
Impairment                                    -             -             19,697           -          19,697        -            -
- - ------------------------------------------------------------------------------------------------------------------------------------
 Total expenses                             30,338        31,133          39,004        25,222        36,809      5,911        2,195
- - ------------------------------------------------------------------------------------------------------------------------------------
Income(loss) before taxes                   12,870        13,425         (13,080)        8,005       (14,628)     5,420        1,548
Income taxes(benefit)                        3,306         4,129          (5,556)        1,691        (6,253)     2,438          697
- - ------------------------------------------------------------------------------------------------------------------------------------
Results of gas and oil producing
 activities (excluding corporate
 overhead and interest costs)               $9,564        $9,296         ($7,524)       $6,314       ($8,375)    $2,982         $851
====================================================================================================================================

* Gas and oil operations were conducted predominantly in the United States in 1994.

The gas and oil reserves information is based on estimates of proved reserves attributable to the Company's interest as of September 30 of the years presented. These estimates principally were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
    The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

1) Estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions.
2) The estimated future cash flows are compiled by applying year-end prices of gas and oil relating to the Company's proved reserves to the year-end quantites of those reserves except for the reserves devoted to future production that is hedged. These reserves are priced at their respective hedge amount. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.
3) The future cash flows are reduced by estimated production costs, costs to develop the proved reserves and certain abandonment costs, all based on year-end economic conditions.
4) Future income tax expenses are based on year-end statutory tax rates giving effect to the remaining tax basis in the gas and oil properties and other deductions, credits and allowances relating to the Company's proved gas and oil reserves.
5) Future net cash flows are discounted to present value by applying a discount rate of 10%.

    The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

                                  RESERVE QUANTITY INFORMATION
                                    Natural Gas (MMcf)

====================================================================================================================================
                                                          Total                            United States               Canada
                                 ---------------------------------------------------------------------------------------------------
                                            1994*          1993            1992          1993          1992       1993         1992
- - ------------------------------------------------------------------------------------------------------------------------------------
Proved Reserves-
 Beginning of Year                        108,847       111,664          69,042        84,171        69,042     27,493        -
 Revisions of previous estimates           (2,297)        9,036           5,094         1,438         5,094      7,598        -
 Extensions and discoveries                25,890         4,696          12,765         3,915        12,765        781        -
 Production                               (22,814)      (26,596)        (14,302)      (21,007)      (12,252)    (5,589)      (2,050)
 Purchases of reserves in place            34,931        91,016          39,065        40,330         9,522     50,686       29,543
 Sales of reserves in place                (1,699)      (80,969)        -              -             -         (80,969)       -
- - ------------------------------------------------------------------------------------------------------------------------------------
Proved Reserves-
 End of Year                              142,858       108,847         111,664       108,847        84,171      -           27,493
- - ------------------------------------------------------------------------------------------------------------------------------------
Proved Developed Reserves-
 Beginning of Year                        100,454        93,417          60,826        65,924        60,826     27,493        -
- - ------------------------------------------------------------------------------------------------------------------------------------
 End of Year                              110,225       100,454          93,417       100,454        65,924      -           27,493
- - ------------------------------------------------------------------------------------------------------------------------------------


             Crude Oil, Condensate and Natural Gas Liquids (MBbls)

                                                          Total                            United States               Canada
                                 -------------------------------------------------  ------------------------------------------------
                                            1994*          1993            1992          1993          1992       1993         1992
- - ------------------------------------------------------------------------------------------------------------------------------------
Proved Reserves-
 Beginning of Year                            443         2,304             488           520           488      1,784        -
 Revisions of previous estimates             (140)          184              29           (91)           29        275        -
 Extensions and discoveries                   155             3              90             3            90      -            -
 Production                                   (96)         (320)           (220)         (109)         (106)      (211)        (114)
 Purchases of reserves in place               495           121           1,917           120            19          1        1,898
 Sales of reserves in place                   (50)       (1,849)          -              -             -        (1,849)       -
- - ------------------------------------------------------------------------------------------------------------------------------------
Proved Reserves-
 End of Year                                  807           443           2,304           443           520          0        1,784
- - ------------------------------------------------------------------------------------------------------------------------------------
Proved Developed Reserves-
 Beginning of Year                            407         2,239             424           455           424      1,784        -
- - ------------------------------------------------------------------------------------------------------------------------------------
 End of Year                                  543           407           2,239           407           455      -            1,784
- - ------------------------------------------------------------------------------------------------------------------------------------

*  Gas and oil reserves were located predominantly in the United States in 1994.

                 STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                             RELATING TO PROVED GAS AND OIL RESERVES

=================================================================
                                                 Total
                                    -----------------------------
                                           1994          1993
- - -----------------------------------------------------------------
                                         (Thousands of dollars)
Future cash flow                          $249,437      $247,117
Future costs-
 Production                                (47,149)      (51,199)
 Development                               (22,241)      (12,552)
- - -----------------------------------------------------------------
Future net inflows
 before income tax                         180,047       183,366
Future income taxes                        (26,930)      (32,804)
- - -----------------------------------------------------------------
Future net cash flows                      153,117       150,562
10% discount factor                        (44,983)      (40,155)
- - -----------------------------------------------------------------
Standardized measure of
 discounted future net
 cash flows                               $108,134      $110,406
=================================================================



            CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                               FROM PROVED RESERVE QUANTITIES

====================================================================================================================================

                                          1994                          1993                                   1992
- - ------------------------------------------------------------------------------------------------------------------------------------

                                                                        United                                 United
                                           Total         Total          States        Canada         Total     States       Canada
- - ------------------------------------------------------------------------------------------------------------------------------------

                                                                   (Thousands of dollars)
Standardized measure-
 beginning of year                       $110,406       $90,665         $76,695       $13,970        50,359    $50,359    $    -
Sales and transfers, net of
 production costs                         (37,848)      (35,950)        (28,995)       (6,955)      (20,859)   (18,818)      (2,041)
Net change in sales and
 transfer prices, net of
 production costs                         (25,005)        4,001           7,011        (3,010)        9,939      9,939         -
Extensions and discoveries and
 improved recovery, net of
 future production                         15,536         6,554           5,994           560        14,592     14,592         -
Changes in estimated future
 development costs                         (1,016)       (8,281)         (8,281)        -            (1,261)    (1,261)        -
Development costs incurred
 during the period that reduced
 future development costs                   6,381        12,354          12,354         -             5,317      5,317         -
Revisions of quantity estimates            (2,917)        6,195           1,926         4,269         5,709      5,709         -
Accretion of discount                      12,397        11,033           8,921         2,112         6,030      6,030         -
Net change in income taxes                  4,001        (3,079)         (1,045)       (2,034)      (10,133)    (2,579)      (7,554)
Purchases of reserves in place             27,561        61,410          40,548        20,862        33,638     10,073       23,565
Sales of reserves in place                 (2,110)      (27,539)         -            (27,539)        -         -              -
Changes in production rates
 (timing) and other                           748        (6,956)         (4,721)       (2,235)       (2,666)    (2,666)        -
- - ------------------------------------------------------------------------------------------------------------------------------------

Standardized measure-end
 of year                                 $108,134      $110,406        $110,406       $ -           $90,665    $76,695      $13,970
====================================================================================================================================


AVERAGE SALES PRICES AND PRODUCTION COSTS - PER UNIT

                                           For the years ended September 30,
                                                 1994        1993       1992
 Average Sales Price*
       Natural Gas ($/MCF)
         United States                           1.97        2.12       1.72
         Canada                                    -         1.39       1.01
           Total                                 1.97        1.97       1.62


     Oil, Condensate and Natural
     Gas Liquid ($/Bbl)
         United States                          15.63       17.70      24.33
         Canada                                    -        16.90      15.06
           Total                                15.63       17.17      19.60

*Represents the cash price received which excludes the effect of any hedging transactions.

Production Cost Per
 Equivalent MCF ($)
         United States                                  .23          .18         .22
         Canada                                          -           .64         .63
           Total                                        .23          .29         .29

ACREAGE
                                                         As of September 30, 1994
                                                       Gross                   Net
Producing**                                           236,242                112,347
Undeveloped                                           209,534                 80,258

NUMBER OF PRODUCING WELLS
                                                           As of September 30, 1994
                                                         Gross                   Net
Gas wells**                                               928                    488
Oil wells                                                  19                      8

**Located predominantly in the United States.

DRILLING ACTIVITY (NET)

                             For the years ended September 30,
                             1994                1993             1992
                Prod    Dry   Total  Prod   Dry  Total  Prod Dry  Total
Net developmental
wells
 United States  6.6     -     6.6     5.4   -   5.4   14.3    -   14.3
 Canada           -     -      -      5.0   -   5.0     -     -    -
   Total        6.6     -     6.6    10.4   -  10.4   14.3    -   14.3

Net exploratory
wells (U.S.)    2.5     1.2   3.7      -   0.5  0.5    0.2   5.0   5.2

At September 30, 1994 the Company, through its subsidiaries, was participating in the drilling of 2 developmental wells and 1 exploratory well with the Company's net interest being 1.0 and .9 wells, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- - ---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
- - -----------------------------------

There have been no changes in accountants. In addition, there have been no disagreements between the Company and its independent public accountants concerning any matter of accounting principles or practices or financial disclosure required to be disclosed by this item.

                                  PART   III
                                  ----------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------------------------------

     Information regarding the Company's directors is incorporated herein by reference to pages 1 through 6 of the Company's definitive Proxy Statement, dated December 29, 1994, for its Annual Meeting of Shareholders to be held on February 2, 1995.

     Information regarding the Company's executive officers, who are elected annually by the directors, is found on page 52 hereof.

ITEM 11.  EXECUTIVE COMPENSATION
- - --------------------------------

     Information regarding compensation of the Company's executive officers is incorporated herein by reference to pages 6 through 10 of the Company's definitive Proxy Statement, dated December 29, 1994, for its Annual Meeting of Shareholders to be held on February 2, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- - -------------------------------------------------------------
          MANAGEMENT
          ----------

     Information regarding beneficial ownership and management ownership is incorporated herein by reference to "Proposal (1) - Election of Directors" in the Company's definitive Proxy Statement, on pages 1 through 6, dated December 29, 1994, for its Annual Meeting of Shareholders to be held on February 2, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------------------------------------------------------

     There are no transactions, or series of similar transactions, or contemplated transactions which have occurred since the beginning of the last fiscal year of the Company which exceed $60,000 and involve any director or executive officer of the Company.

     No executive officer or director of the Company was indebted to the Company or its subsidiaries at any time since the beginning of the last fiscal year of the Company in an amount in excess of $60,000.

                                   PART   IV
                                   ---------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- - -----------------------------------------------------------------
          FORM 8-K
          --------

(a)   1.  All Financial Statements
- - ----------------------------------

                                                      Page in
                                                     Form 10-K
                                                     ---------
Report of Independent Public Accountants                 25

Summary of Significant Accounting Policies               26

Consolidated Statement of Income for the Years
  Ended September 30, 1994, 1993 and 1992                29

Consolidated Statement of Retained Earnings for
  the Years Ended September 30, 1994, 1993
   and 1992                                              29

Consolidated Balance Sheet at September 30, 1994
  and 1993                                               30

Consolidated Statement of Capitalization at
  September 30, 1994 and 1993                            31

Consolidated Statement of Cash Flows for the
  Years Ended September 30, 1994, 1993 and 1992          32

Notes to Consolidated Financial Statements               33

(a)   2.  Financial Statement Schedules
- - ---------------------------------------

Separate financial statements for The Brooklyn Union Gas Company are omitted for the reason that the Company's total assets for the fiscal year ended September 30, 1994, exclusive of investments in and advances to its consolidated subsidiaries, constitute more than 75% of the total assets shown by the Consolidated Balance Sheet as of September 30, 1994, and the Company's total gross revenues, exclusive of interest and dividends received or equity in income from the consolidated subsidiaries, constitute more than 75% of the total gross revenues shown by the Consolidated Statement of Income for the year ended September 30, 1994.

The following additional data should be read in conjunction with the financial statements included in Part II, Item 8. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

Executice Officers of the Registrant
- - -------------------------------------------
All Executive Officers serve one-year terms.

                                            AGE AS OF
                                            SEPT. 30,    PERIOD SERVED
NAME AND POSITION                              1994      IN SUCH CAPACITY  BUSINESS EXPERIENCE IN PAST 5 YEARS


Robert B. Catell, President                        57    1991 to Present   President and Chief Executive Officer
and Chief Executive Officer                              1990 to 1991      President and Chief Operating Officer
                                                         1986 to 1990      Executive Vice President and Chief Operating Officer

Craig G. Matthews                                  51    1994 to Present   Executive Vice President
Executive Vice President                                 1991 to 1994      Executive Vice President and Chief Financial Officer
                                                         1988 to 1991      Group Senior Vice President and Chief Financial Officer

Helmut W. Peter                                    62    1992 to Present   Executive Vice President
Executive Vice President                                 1991 to 1992      Executive Vice President and Chief Engineer
                                                         1988 to 1991      Group Senior Vice President and Chief Engineer

Anthony J. DiBrita                                 53    1992 to Present   Senior Vice President
Senior Vice President                                    1989 to 1992      Vice President

Vincent D. Enright, Senior Vice                    50    1994 to Present   Senior Vice President and Chief Financial Officer
President and Chief Financial Officer                    1992 to 1994      Senior Vice President
                                                         1984 to 1992      Vice President

William K. Feraudo                                 44    1994 to Present   Senior Vice President
Senior Vice President                                    1989 to 1994      Vice President

Wallace P. Parker, Jr.                             45    1994 to Present   Senior Vice President
Senior Vice President                                    1990 to 1994      Vice President
                                                         1987 to 1990      Assistant Vice President

Lenore F. Puleo                                    41    1994 to Present   Senior Vice President
Senior Vice President                                    1990 to 1994      Vice President

Maurice K. Shaw, Senior Vice                       55    1993 to Present   Senior Vice President and Corporate Affairs Officer
President and Corporate Affairs Officer                  1987 to 1993      Senior Vice President and Chief Marketing Officer

Edward J. Sondey                                   56    1992 to Present   Senior Vice President
Senior Vice President                                    1981 to 1992      Vice President

Tina G. Barber, Vice President                     45    1994 to Present   Vice President and Chief Information Officer
and Chief Information Officer                            1992 to 1994      Vice President

Richard M. Desmond, Vice President,                60    1992 to Present   Vice President, Comptroller and Chief
 Comptroller and                                                           Accounting Officer
 Chief Accounting Officer                                1984 to 1992      Vice President and Comptroller

Robert H. Preusser, Vice President                 57    1992 to Present   Vice President and Chief Engineer
and Chief Engineer                                       1987 to 1992      Vice President

Roger J. Walz, Vice President                      49    1990 to Present   Vice President and General Auditor
and General Auditor                                      1988 to 1990      General Auditor

Robert R. Wieczorek, Vice President,               52    1994 to Present   Vice President, Secretary  and Treasurer
Secretary and Treasurer                                  1989 to 1994      Vice President, Treasurer, and Assistant Secretary

                       Index

                                                             Page in
                                                            Form  10-K
                                                            ----------
   V  Consolidated Schedule of Property, Plant and
        Equipment for the Years Ended September
        30, 1994, 1993 and 1992                                   54

  VI  Consolidated Schedule of Accumulated
        Depreciation, Depletion and Amortization
        of Property, Plant and Equipment for the
        Years Ended September 30, 1994, 1993 and
        1992                                                      56

VIII  Consolidated Schedule of Valuation and
        Qualifying Accounts for the Years
        Ended September 30, 1994, 1993 and
        1992                                                      58

   X  Consolidated Supplementary Income
        Statement Information for the
        Years Ended September 30, 1994,
        1993 and 1992                                             59

                                                                     Schedule V
              THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES        Page 1 of 2
            CONSOLIDATED SCHEDULE OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED SEPTEMBER 30,1994,1993 AND 1992

             --------------------------------------------------
                            (Thousands of Dollars)

            Column A                              Column B          Column C         Column D      Column E         Column F

- - ------------------------------------------      -------------     -----------      -----------    ---------      --------------
                                                 Balance at                                                           Balance
                                                 Beginning          Additions                                         at End
           Description                           of Period           at Cost        Retirements      Other           of Period

- - ------------------------------------------      -------------     ------------      ----------     ---------      ---------------

Year Ended September 30,1994

- - ------------------------------------------
Utility Gas Property
  Gas Property in Service
   Intangible plant                            $      47,960     $       -         $     -        $     -        $        47,960
Production                                             -                 -               -              -                -
   Storage                                            69,659             3,038             223             (75)           72,399
   Distribution                                    1,216,025           100,500          20,855          (2,516)        1,293,154
   General                                           155,116            16,568           7,160             262           164,786
                                                -------------     ------------      ----------     -----------    ---------------
  Total Gas Property in Service                    1,488,760           120,106          28,238          (2,329)        1,578,299
    Construction work in progress                     33,911           (16,312)          -                  (1)           17,598
    Held for future use                                  365            -                -               2,332             2,697
    Gas stored underground                               858            -                -               -                   858
                                                -------------     ------------      ----------     -----------    ---------------
  Total Utility Gas Property                       1,523,894           103,794          28,238               2         1,599,452
                                                -------------     ------------      ----------     -----------    ---------------
Gas Exploration and Production Property              205,328            71,331           -               -               276,659
                                                -------------     ------------      ----------     -----------    ---------------

Total Property                                $    1,729,222     $     175,125     $    28,238    $          2   $     1,876,111
                                                -------------     ------------      ----------     -----------    ---------------

Year Ended September 30,1993
- - -----------------------------------------

Utility Gas Property
  Gas Property in Service
    Intangible plant                          $       46,412     $       1,548     $     -        $      -       $      47,960
    Production                                         -                -                -               -                -
    Storage                                           70,368             2,365           3,074           -              69,659
    Distribution                                   1,147,664            80,151          11,797               7       1,216,025
    General                                          147,717            11,235           3,829              (7)        155,116
                                                -------------     ------------      ----------     -----------    -------------
  Total Gas Property in Service                    1,412,161            95,299          18,700               0       1,488,760
    Construction work in progress                     18,279            15,366           -                 266          33,911
    Held for future use                               17,817            -               17,686             234             365
    Gas stored underground                               858            -                -               -                 858
                                                -------------     ------------      ----------     -----------    -------------
  Total Utility Gas Property                       1,449,115           110,665          36,386             500       1,523,894
                                                -------------     ------------      ----------     -----------    -------------

Gas Exploration and Production Property              165,799            66,324          26,795           -             205,328
                                                -------------     ------------      ----------     -----------    -------------

Total Property                                $    1,614,914      $    176,989      $   63,181     $       500    $  1,729,222
                                                -------------     ------------      ----------     -----------    -------------

                                                                     Schedule V
               THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES       Page 2 of 2
            CONSOLIDATED SCHEDULE OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED SEPTEMBER 30,1994,1993 AND 1992
               -------------------------------------------------
                            (Thousands of Dollars)

            Column A                              Column B            Column C         Column D      Column E      Column F
- - ------------------------------------------      -------------     ------------      -----------    -----------    -------------
                                                  Balance at                                                         Balance
                                                  Beginning        Additions                                         at End
           Description                            of Period         at Cost         Retirements        Other        of Period
- - ------------------------------------------      -------------     ------------      ----------     -----------    -------------

Year Ended September 30,1992
- - ------------------------------------------
Utility Gas Property
 Gas Property in Service
  Intangible plant                             $       46,412    $      -          $     -        $      -       $      46,412
  Production                                              491                5              496          -                   0
  Storage                                              68,924            1,743              299          -              70,368
  Distribution                                      1,075,033           84,048           11,417          -           1,147,664
  General                                             120,924           56,961           16,628        (13,540)        147,717
                                                --------------    ------------      -----------    -----------    -------------
 Total Gas Property in Service                      1,311,784          142,757           28,840        (13,540)      1,412,161
  Construction work in progress                        48,658          (30,379)          -               -              18,279
  Held for future use                                     292           -                -              17,525          17,817
  Gas stored underground                                  858           -                -               -                 858
                                                --------------    ------------      -----------    -----------    -------------
Total Utility Gas Property                          1,361,592          112,378           28,840          3,985       1,449,115
                                                --------------    ------------      -----------    -----------    -------------
Gas Exploration and Production Property               142,521           41,792           19,127            613         165,799
                                                --------------    ------------      -----------    -----------    -------------

Total Property                                 $    1,504,113    $     154,170     $     47,967   $      4,598   $   1,614,914
                                                --------------    ------------      -----------    -----------    -------------

                                                                     Schedule VI
                THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES      Page 1 of 2
       CONSOLIDATED SCHEDULE OF ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
            -------------------------------------------------------
                            (Thousands of Dollars)

           Column A                 Column B           Column C                Column D            Column E
- - -------------------------------     --------    --------- ----------  -------- ------- ---------  ----------
                                                Additions Charged to           Retirements

                                    Balance at  --------------------  -------- ------- ---------    Balance
          Description               Beginning                 Other   Original Removal  Salvage     at End
                                    of Period    Expense    Accounts   Cost    & Other  (Credit)  of Period

- - -------------------------------     ---------   ----------  --------  -------  -------  --------  ----------

Year Ended September 30,1994
- - -------------------------------
  Utility Gas Property
   Accumulated depreciation       $  334,196 $     43,512 $   6,126 $ 25,700 $  2,545 $    (227) $  355,816
   Retirement work in progress          (728)        -           19     -         182                  (891)
                                    --------   ----------   -------   ------   ------   -------   ---------
                                     333,468       43,512     6,145   25,700    2,727      (227)    354,925

                                    --------   ----------   -------   ------   ------   -------   ---------
  Other,Principally Gas Exploration
   and Production
  Accumulated depletion and
   depreciation                       90,237       25,596         -       16      (73)              115,890
                                    --------   ----------   -------   ------   ------   -------   ---------
                                  $  423,705 $     69,108 $   6,145 $ 25,716 $  2,654 $    (227) $  470,815

                                    --------                -------   ------   ------   -------   ---------

  Miscellaneous Amortization                          503
                                               ----------

Total Depreciation, Depletion
 and Amortization Expense                    $     69,611
                                               ----------


Year Ended September 30,1993
- - -------------------------------

 Utility Gas Property
  Accumulated depreciation        $  316,400 $     40,476 $   6,597 $ 32,900 $  3,113 $  (6,736) $  334,196
  Retirement work in progress           (691)        -         -        -         125       (88)       (728)
                                   ---------   ----------   -------   ------   ------   -------   ---------
                                     315,709       40,476     6,597   32,900    3,238    (6,824)    333,468

                                   ---------   ----------   -------   ------   ------   -------   ---------
  Other,Principally Gas Exploration
   and Production
  Accumulated depletion and
   depreciation                       69,112       23,526      -       2,675        0      (274)     90,237
                                   ---------   ----------   -------   ------   ------   -------   ---------
                                  $  384,821 $     64,002 $   6,597 $ 35,575 $  3,238 $  (7,098) $  423,705

                                   ---------                -------   ------   ------   -------   ---------

  Miscellaneous Amortization                          777

                                               ----------

Total Depreciation, Depletion
 and Amortization Expense                    $     64,779

                                               ----------

                                                                     Schedule VI
               THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES       Page 2 of 2
       CONSOLIDATED SCHEDULE OF ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY,PLANT AND EQUIPMENT
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                ----------------------------------------------
                            (Thousands of Dollars)

           Column A                 Column B           Column C               Column D            Column E

- - -------------------------------     ---------   --------------------  --------------------------  ----------
                                                Additions Charged to          Retirements

                                    Balance at  --------------------  --------------------------   Balance
          Description               Beginning                Other    Original Removal  Salvage     at End
                                    of Period    Expense    Accounts   Cost    & Other  (Credit)  of Period

- - -------------------------------     ---------   ----------  --------  -------  -------  --------  ----------
Year Ended September 30,1992

- - -------------------------------
 Utility Gas Property
  Accumulated depreciation        $  299,199 $     37,252 $   3,029 $ 28,790 $    951 $  (6,661) $  316,400
  Retirement work in progress           (525)      -          -        -          114        52        (691)

                                   ---------   ----------  --------  -------  -------  --------   ---------
                                     298,674       37,252     3,029   28,790    1,065    (6,609)    315,709

                                   ---------   ----------  --------  -------  -------  --------   ---------
  Other,Principally Gas Exploration
   and Production Accumulated
    depletion and depreciation        54,106       35,095     -       19,068    1,682      (661)     69,112

                                   ---------   ----------  --------  -------  -------  --------   ---------
                                  $  352,780 $     72,347 $   3,029 $ 47,858 $  2,747 $  (7,270) $  384,821

                                   ---------               --------  -------  -------  --------   ---------

  Miscellaneous Amortization                        1,583

                                               ----------

Total Depreciation, Depletion
 and Amortization Expense                    $     73,930

                                               ----------

                                                                   SCHEDULE VIII


                THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
          CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
         ---------------------------------------------------------------
                            (Thousands of Dollars)

                          COLUMN A                COLUMN B            COLUMN C            COLUMN D            COLUMN E
                                                 Balance at          Additions                               Balance at
                                                  Beginning          Charged to                                End of
Description                                       of Period           Expense            Deductions            Period
- - ---------------------------------------         -------------      --------------      --------------      --------------
Year Ended September 30, 1994
 Allowance for uncollectible accounts                $14,212             $18,737             $17,986 (a)         $14,963

                                                -------------      --------------      --------------      --------------

 Reserve for injuries and damages
     Public liability                                 $5,000              $3,447              $3,097 (b)          $5,350
     Workers' compensation                            $1,816                  $0                $391 (b)          $1,425

                                                -------------      --------------      --------------      --------------
                                                      $6,816              $3,447              $3,488              $6,775
                                                =============      ==============      ==============      ==============


Year Ended September 30, 1993
 Allowance for uncollectible accounts                $11,609             $19,113             $16,510 (a)         $14,212
                                                -------------      --------------      --------------      --------------

 Reserve for injuries and damages                     $6,900              $3,241              $3,325 (b)          $6,816
                                                -------------      --------------      --------------      --------------



Year Ended September 30, 1992
 Allowance for uncollectible accounts                $10,336             $15,950             $14,677 (a)         $11,609
                                                -------------      --------------      --------------      --------------

 Reserve for injuries and damages                     $4,204              $6,961              $4,265 (b)          $6,900

COLUMN A                                        -------------      --------------      --------------      --------------



(a)  Write-off of bad debts, net of recoveries.
(b)  Settlements of injury and damage claims.

                                                                      SCHEDULE X

                THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
 -----------------------------------------------------------------------------
                            (Thousands of Dollars)

                                                      GENERAL TAXES
                                   ---------------------------------------------------
                                        1994                 1993               1992
                                   ------------    ----------------    ---------------
Real estate                     $        8,622    $         11,730    $        11,000
Special franchise                       30,190              25,759             25,400
State excise                            52,740              52,257             49,019
City excise                             28,037              25,752             23,714
Gross earnings and dividends            14,083              13,756             12,198
Payroll                                 15,292              14,458             12,710
Other                                    7,549               7,264              8,261
                                   ------------    ----------------    ---------------
                                  $    156,513    $        150,976    $       142,302

Less-Amount charged to
   other accounts               $        5,770    $          6,149    $         6,753
                                   ------------    ----------------    ---------------
Total general taxes             $      150,743    $        144,827    $       135,549
                                   ============    ================    ===============





The above General Taxes together with the other amounts reported as maintenance, depreciation and depletion shown in the Consolidated Statement of Income represent all significant supplementary income statement information.

(a)  3.   Exhibits
- - ------------------

(3)  Articles of incorporation and by-laws

     By-laws of the Company, dated April 26, 1989, incorporated by reference from Form S-8 Registration Statement No. 33-29898 amendment dated July 27, 1994 incorporated by reference from Exhibit 4(a) to Post-Effective Amendment No. 1 to For S-8 Registration Statement No. 33-51561.

     Restated Certificate of Incorporation of the Company filed August 1, 1989, and Certificate of Amendment filed July 2, 1993; incorporated by reference from Exhibit 4(b) to Form S-3 Registration Statement No. 33-50249.

(4)  Instruments defining the rights of security holders, including indentures:

     Official Statement, dated May 15, 1985, respective of $98,500,000 New York
          State Energy Research and Development Authority, 9% Gas Facilities Refunding Revenue Bonds Series 1985A, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Participation Agreement, dated as of May 15, 1985, between the New York
          State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the 9% Gas Facilities Refunding Revenue Bonds Series 1985A, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Indenture of Trust, dated as of May 15, 1985, between the New York State
          Energy Research and Development Authority and Chemical Bank, as Trustee, relating to 9% Gas Facilities Refunding Revenue Bonds Series 1985A, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Official Statement, dated July 17, 1985, respective of $55,000,000 of New
          York State Energy Research and Development Authority, 8-3/4% Gas Facilities Revenue Bonds Series 1985, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Participation Agreement, dated as of July 1, 1985, between the New York
          State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the 8-3/4% Gas Facilities Revenue Bonds Series 1985, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Indenture of Trust, dated as of July 1, 1985, between the New York State
          Energy Research and Development Authority and Chemical Bank, as Trustee, relating to 8-3/4% Gas Facilities Revenue Bonds Series 1985, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Official Statement, dated December 4, 1985, respective of $125,000,000 of
          New York State Energy Research and Development Authority Variable Rate Gas Facilities Revenue Bonds Series 1985 I and 1985 II, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Participation Agreement, dated as of December 1, 1985, between the New York
          State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Variable Rate Gas Facilities Revenue Bonds Series 1985 I and 1985 II, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Indenture of Trust, dated December 1, 1985, between New York State Energy
          Research and Development Authority and Chemical Bank, as Trustee, relating to the Variable Rate Gas Facilities Revenue Bonds Series 1985 I and 1985 II, incorporated by reference from Form 10-K for the year ended September 30, 1985.

     Official Statement, dated February 23, 1989, respective of $90,000,000 of the New York State Research and Development Authority Adjustable Rate Gas Facilities Revenue Bonds Series 1989A and Series 1989B, incorporated by reference from Form S-8 Registration Statement No. 33-29898.

     Participation Agreement, dated as of February 1, 1989, between the New York
          State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds Series 1989A, incorporated by reference from Form 10-K for the year ended September 30, 1989.

     Participation Agreement, dated as of February 1, 1989, between the New York
          State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds Series 1989B, incorporated by reference from Form 10-K for the year ended September 30, 1989.

     Indenture of Trust, dated February 1, 1989, between the New York State
          Energy Research and Development Authority and Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate Gas Facilities Revenue Bonds Series 1989A, incorporated by reference from Form 10-K for the year ended September 30, 1989.

     Indenture of Trust, dated February 1, 1989, between the New York State
          Energy Research and Development Authority and Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate Gas Facilities Revenue Bonds Series 1989B, incorporated by reference from Form 10-K for the year ended September 30, 1989.

     Official Statement, dated July 24, 1991, respective of $50,000,000 of the
          New York State Research and Development Authority Gas Facilities Revenue Bonds Series 1991A and $50,000,000 of the New York State Research and Development Authority Gas Facilities Revenue Bonds Series 1991B, incorporated by reference from Form 10-K for the year ended September 30, 1991.

     Participation Agreement, dated as of July 1, 1991,between the New York
          State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds Series 1991A and 1991B, incorporated by reference from Form 10-K for the year ended September 30, 1991.

     Indenture of Trust, dated as of July 1, 1991, between the New York State
          Energy Research and Development Authority and Manufacturers Hanover Trust Company, as Trustee, relating to the Gas Facilities Revenue Bonds Series 1991A and 1991B, incorporated by reference from Form 10-K for the year ended September 30, 1991.

     Official Statement, dated July 23, 1992, respective of $37,500,000 of the
          New York State Energy Research and Development Authority Gas Facilities Revenue Bonds Series 1993A and $37,500,000 of the New York State Energy Research and Development Authority Gas Facilities Revenue Bonds Series 1993B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

     Participation Agreement, dated as of July 1, 1992, between the New York
          State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds Series 1993A and 1993B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

     Indenture of Trust, dated as of July 1, 1992, between the New York State
          Energy Research and Development Authority and Chemical Bank, as Trustee, relating to the Gas Facilities Revenue Bonds Form Series 1993A and 1993B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

     Official Statement, dated April 29, 1992, respective of $90,000,000 of the
          New York State Energy Research and Development Authority, 6.75% Gas Facilities Revenue Bonds, replacing $45,000,000 Series 1989A and $45,000,000 Series 1989B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

     First Supplemental Participation Agreement dated as of May 1, 1992 to
          Participation Agreement dated February 1, 1989 between the New York State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to Adjustable Rate Gas Facilities Revenue Bonds, Series 1989A & B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

     First Supplemental Trust Indenture dated as of May 1, 1992 to Trust
          Indenture dated February 1, 1989 between the New York State Energy Research and Development Authority and Manufacturers Hanover Trust Company, as Trustee, relating to Adjustable Rate Gas Facilities Revenue Bonds, Series 1989A & B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

     Official Statement, dated July 15, 1993, respective of $25,000,000 of the
          New York State Energy Research and Development Authority Gas Facilities Revenue Bonds Series D-1 and $25,000,000 of the New York State Energy Research and Development Authority Gas Facilities Revenue Bonds Series D-2, incorporated by reference from Form S-8 Registration Statement No. 33-66182.

     Participation Agreement, dated July 15, 1993, between the New York State
          Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds Series D-1 1993 and Series D-2 1993, incorporated by reference from Form S-8 Registration Statement No. 33-66182.

     Indenture of Trust, dated July 15, 1993, between The New York State Energy
          Research and Development Authority and Chemical Bank as Trustee, relating to the Gas Facilities Revenue Bonds Series D-1 1993 and Series D-2 1993, incorporated by reference from Form S-8 Registration Statement No. 33-60182.

     Official Statement, dated July 8, 1993, respective of $55,000,000 of the
          New York State Energy Research and Development Authority Gas Facilities Revenue Bonds Series C, incorporated by reference from Form 10-K for the year ended September 30, 1993.

     First Supplemental Participation Agreement dated as of July 1, 1993 to
          Participation Agreement dated as of June 1, 1990, between the New York State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to Gas Facilities Revenue Bonds Series C, incorporated by reference from Form 10-K for the year ended September 30, 1993.

     First Supplemental Trust Indenture dated as of July 1, 1993 to Trust
          Indenture dated as of June 1, 1990 between the New York State Energy Research and Development Authority and

          Chemical Bank, as Trustee, relating to Gas Facilities Revenue Bonds Series C, incorporated by reference from Form 10-K for the year ended September 30, 1993.

(10) Material contracts

     Deferred Compensation Plan Preamble, dated, December 17, 1986, incorporated by reference from Form 10-K for the year ended September 30, 1987.

     Corporate Incentive Compensation Plan Description, incorporated by reference from Form 10-K for the year ended September 30, 1989.

     Marketing Incentive Compensation Plan Description, incorporated by reference from Form 10-K for the year ended September 30, 1989.

     Deferral Plan for Incentive Awards Description, incorporated by reference from Form 10-K for the year ended September 30, 1989.

     Agreement of Lease between Forest City Jay Street Associates and The
          Brooklyn Union Gas Company dated September 15, 1988, incorporated by reference from Form 10-K for the year ended September 30, 1990.

(11) Statement re: Computation of per share earnings. See Part II, Item 8., "Financial Statements and Supplementary Data - Consolidated Statement of Income for the Years Ended September 30, 1994, 1993 and 1992," for information required by this item.

(12) Statement re: Computation of consolidated ratio of earnings to fixed charges

(21) Subsidiaries of the registrant

(23) Consents of experts

(27) Financial data schedule

(b)   Reports on Form 8-K:
- - --------------------------

     There were no reports filed on Form 8-K for the quarter ended September 30, 1994.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated on December 21, 1994.

                        THE BROOKLYN UNION GAS COMPANY

        SIGNATURE                       TITLE
        ---------                       -----
[S]                                   [C]

   /s/Robert B. Catell                President and Chief Executive
- - -----------------------------             Officer
    (Robert B. Catell)

   /s/Craig G. Matthews               Executive Vice President
- - -----------------------------
    (Craig G. Matthews)

   /s/Vincent D. Enright              Senior Vice President and
- - -----------------------------         Chief Financial Officer
    (Vincent D. Enright)

   /s/Richard M. Desmond              Vice President, Comptroller
- - -----------------------------             and Chief Accounting
    (Richard M. Desmond)                  Officer


   /s/Kenneth I. Chenault             Director
- - -----------------------------
   (Kenneth I. Chenault)

   /s/Andrea S. Christensen           Director
- - -----------------------------
    (Andrea S. Christensen)

   /s/Donald H. Elliott               Director
- - -----------------------------
    (Donald H. Elliott)

   /s/Alan H. Fishman                 Director
- - -----------------------------
    (Alan H. Fishman)

   /s/Edward D. Miller                Director
- - -----------------------------
    (Edward D. Miller)

   /s/Richardson Pratt, Jr.           Director
- - -----------------------------
    (Richardson Pratt, Jr.)

   /s/James Q. Riordan                Director
- - -----------------------------
     (James Q. Riordan)