Form 10-Q
period 1994-12-31
BROOKLYN UNION GAS CO
filed 1995-02-14
CIK 14525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1994

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at February 1, 1995

     $.33 1/3 par value                     48,081,843
            THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                                 INDEX

Part I.   Financial Information                        Page No.

          Condensed Consolidated Balance Sheet -
          December 31, 1994 and 1993, and September 30,
          1994                                               2

          Condensed Consolidated Statement of Income -
          Three and Twelve Months Ended December 31,
          1994 and 1993                                      3

          Condensed Consolidated Statement of Cash Flows -
          Three and Twelve Months Ended December 31,
          1994 and 1993                                      4

          Notes to Condensed Consolidated Financial
          Statements                                         5

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition             10

          Review of Independent Public Accountants          14

          Report of Independent Public Accountants          15

Part II.  Other Information

          Item 1 - Legal Proceedings                        16

          Item 4 - Submission of Matters to a Vote
                   of Security Holders                      16

          Item 5 - Other Information                        16

          Item 6 - Exhibits and Reports on Form 8-K         17

Signatures                                                  18

  THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEET

                                                    December 31,
    December 31,             September 30,
                                                         1994
         1993                     1994
                                                     (Unaudited)
     (Unaudited)               (Audited)
                                                    ______________
    ______________           ______________

                    (Thousands of Dollars)
    Assets

    Property
      Utility, at cost                            $     1,620,198
   $    1,531,846           $    1,599,452
      Accumulated depreciation                           (366,723)
         (330,148)                (354,925)
      Gas exploration and production, at cost             296,124
          226,190                  276,659
      Accumulated depletion                              (122,390)
          (96,679)                (115,890)
                                                    ______________
    ______________           ______________
                                                        1,427,209
        1,331,209                1,405,296
                                                    ______________
    ______________           ______________
    Investments in Energy Services                         99,841
           79,102                   91,283
                                                    ______________
    ______________           ______________
    Current Assets
      Cash                                                 13,664
           16,094                   11,610
      Temporary cash investments                                -
               25                   41,881
      Accounts receivable                                 335,049
          382,460                  193,130
      Allowance for uncollectible accounts                (15,086)
          (14,323)                 (14,963)
      Gas in storage, at average cost                      87,796
           97,656                   96,076
      Materials and supplies, at average cost              11,912
           11,622                   11,356
      Prepaid gas costs                                     9,610
           10,899                   14,667
      Other                                                23,305
           16,907                   31,441
                                                    ______________
    ______________           ______________
                                                          466,250
          521,340                  385,198
                                                    ______________
    ______________           ______________
    Deferred Charges                                      142,437
          158,271                  147,297
                                                    ______________
    ______________           ______________
                                                  $     2,135,737
   $    2,089,922           $    2,029,074

    Capitalization and Liabilities

    Capitalization
      Common stock, $.33 1/3 par value stated at  $       501,568
   $      472,559           $      494,770
      Retained earnings                                   305,491
          282,269                  279,466
                                                    ______________
    ______________           ______________
         Total common equity                              807,059
          754,828                  774,236
      Preferred stock, redeemable                           7,200
            7,500                    7,200
      Long-term debt                                      713,480
          695,100                  701,377
                                                    ______________
    ______________           ______________
                                                        1,527,739
        1,457,428                1,482,813
                                                    ______________
    ______________           ______________
    Current Liabilities
      Accounts payable                                    147,061
          185,853                  132,491
      Dividends payable                                    17,206
           16,329                   16,609
      Commercial Paper                                      4,000
           11,500                        -
      Taxes accrued                                        38,390
           27,977                   15,213
      Customer deposits                                    22,650
           22,086                   22,445
      Customer budget plan credits                         39,617
           33,743                   18,358
      Interest accrued and other                           32,749
           49,140                   45,807
                                                    ______________
    ______________           ______________
                                                          301,673
          346,628                  250,923
                                                    ______________
    ______________           ______________
    Deferred Credits
      Federal income tax                                  234,391
          225,166                  230,316
      Unamortized investment tax credit                    21,736
           22,805                   22,000
      Other                                                50,198
           37,895                   43,022
                                                    ______________
    ______________           ______________
                                                          306,325
          285,866                  295,338
                                                    ______________
    ______________           ______________
                                                  $     2,135,737
   $    2,089,922           $    2,029,074

    See accompanying notes to condensed consolidated financial statements.

    [CAPTION]
                                             THE BROOKLYN UNION GAS COMPAN
                                           CONDENSED CONSOLIDATED STAT
                                                            (Unaudited)


                                                 Three Months
                                                Ended December 31,
                                           __________________________
                                               1994          1993
                                           ____________   ___________

                                                                  (Thousan
    [S]                                   [C]          [C]             [C]
    Operating Revenues
      Utility sales                       $    344,180   $   354,848   $
      Gas production and other                  14,168        16,630
                                           ____________   ___________
                                               358,348       371,478
    Operating Expenses
       Cost of Gas                             135,125       145,624
       Operation and maintenance                91,357        94,445
       Depreciation and depletion               18,313        17,304
       General taxes                            36,778        39,349
       Federal income tax                       21,622        21,631
                                           ____________   ___________
    Operating Income                            55,153        53,125
    Other Income (Expense)
       Gain on sale of investment
         in Canadian gas company                   -             -
       Write-off of investment
         in propane company                        -             -
       Income from equity investments            1,620         1,480
       Other, net                                 (628)          (69)
       Federal income tax                         (166)           92

    Income Before Interest Charges              55,979        54,628

    Interest Charges
       Long-term debt                           12,058        11,859
       Other                                     1,082           606

                                                13,140        12,465

    Net Income                                  42,839        42,163
    Dividends on Preferred Stock                    86            90

    Income Available for
       Common Stock                       $     42,753   $    42,073
$


    Per Share of Common Stock             $       0.90   $      0.90
$

    Dividends Declared per Share
       of Common Stock                    $      0.348   $     0.338
$


    Average Common Shares
       Outstanding                          47,750,732    46,515,782


    See accompanying notes to condensed consolidated financial statements.



    Y AND SUBSIDIARIES
    EMENT OF INCOME



           Twelve Months
         Ended December 31,
    ___________________________
        1994           1993
    ____________    ___________

    ds of Dollars)
                [C]

      1,268,970   $  1,164,248
         62,473         65,451
    ____________    ___________
      1,331,443      1,229,699

        550,158        475,820
        385,956        371,928
         70,682         66,948
        148,171        145,129
         40,977         43,061
    ____________    ___________
        135,499        126,813


            -           20,462

            -          (17,617)
          5,479            997
         (2,029)        (3,965)
            824            652

        139,773        127,342


         47,099         46,062
          4,615          3,081

         51,714         49,143

         88,059         78,199
            347            361


         87,712   $     77,838


           1.85   $       1.74


          1.360   $      1.328

     47,288,335     44,766,565


   THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS




               Three Months          Twelve Months

              Ended December 31      Ended December 31,

   1994           1993             1994         1993


                            (Thousands of Dollars)
          OPERATING ACTIVITIES
           Net income                                                $
 42,839     $    42,163     $     88,059   $    78,199
           Adjustments to reconcile net income

              to net cash provided by operating activities:
             Depreciation and depletion
 19,572          18,820           75,264        74,056
             Deferred Federal income tax
    169          17,066           (6,071)       20,395
             Gain on sale of investment in Canadian gas company
   -               -                -          (20,462)
             Write-off of investment in propane company
   -               -                -           17,617
             Amortization of investment tax credit
   (264)           (269)          (1,069)       (1,051)
             (Income) from energy services investments
 (1,620)         (1,480)          (5,479)         (997)
             Dividends received from energy services investments
  1,294             438            5,593         7,166
             Allowance for equity funds used during construction
   (243)           (449)          (1,871)       (1,766)

 61,747          76,289          154,426       173,157

           Effect of changes in working capital and other
             Accounts receivable, net
(141,994)       (151,135)          40,458       (72,072)
             Accounts payable
 18,036          15,424          (29,004)       41,697
             Gas inventory and prepayments
 13,337           7,686           11,149       (23,734)
             Other
 53,908          41,408           42,127        (7,510)

(56,713)        (86,617)          64,730       (61,619)
          Cash provided by (used in) operating activities
  5,034         (10,328)         219,156       111,538

          FINANCING ACTIVITIES
             Sale of common stock
  6,837          52,410           29,165        73,151
             Issuance of long-term debt
 12,103           5,800           18,380       185,800
             Commercial paper
  4,000          11,500            4,000        11,500

 22,940          69,710           51,545       270,451
            Repayments
              Preferred stock
    -               -               (300)         (300)
              Long-term debt
    -               -                -        (180,000)
             Commercial paper
    -               -            (11,500)      (15,000)

 22,940          69,710           39,745        75,151
            Dividends paid
(16,736)        (15,848)         (64,890)      (60,592)
            Trust funds, utility construction
    -               -                -          32,718
            Other
    (78)            (24)              52         1,529
          Cash provided by (used in) financing activities
  6,126          53,838          (25,093)       48,806

          INVESTING ACTIVITIES
           Capital expenditures (excluding allowance

             for equity funds used during construction)
(49,905)        (58,148)        (189,252)     (228,298)
           Proceeds from sale of investment in Canadian gas company
    -            11,691             -           41,718
           Other
 (1,082)         (2,193)          (7,266)       28,442
          Cash used in investing activities
(50,987)        (48,650)        (196,518)     (158,138)
          Change in Cash and Temporary Cash Investments              $
(39,827)    $    (5,140)    $     (2,455)  $     2,206
          Cash and Temporary Cash Investments at End of Period       $
 13,664     $    16,119     $     13,664   $    16,119

          Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.

          Supplemental disclosures of cash flows
             Income taxes                                            $
    -       $       -       $     36,900   $    27,600
             Interest                                                $
 15,701     $    15,425     $     50,995   $    52,322

          See accompanying notes to condensed consolidated financial statements.

            THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1994 and 1993, and the results of operations for the three and twelve months ended December 31, 1994 and 1993, and cash flows for the three and twelve months ended December 31, 1994 and 1993. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation.

     As permitted by the rules and regulations of the Securities and Exchange Commission, the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.


2. The Company's business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of residential heating sales compared with total sales. Accordingly, results of operations are historically most favorable in the second quarter (three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter, while results for the third quarter are marginally unprofitable, and losses are incurred in the fourth quarter.

     The Company's tariff contains a weather normalization adjustment that requires recovery from or refund to firm customers of shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather, which is the basis for projecting base tariff revenue requirements. Effective October 1, 1994, the adjustment was modified to exclude weather variations of less than 2.2% from normal. Also, results of operations are affected by the timing and comparative amounts of base tariff rate changes. Therefore, the interim Condensed Consolidated Statement of Income should not be taken as a prediction for any future period.




3.   Investments in Energy Services

     A. Iroquois Pipeline: A Company subsidiary, North East Transmission Co., Inc. (NETCO), owns an 11.4% interest in the Iroquois Gas Transmission System, L.P. (Iroquois), which partnership owns and operates a 375-mile pipeline from Canada to the Northeast. The subsidiary's investment in Iroquois was $20.2 million at December 31, 1994.

     In 1992, Iroquois was informed by the U.S. Attorneys' Offices of various districts of New York of a civil investigation of alleged violations of the U.S. Army Corps of Engineers (COE) permit, a related State Water Quality Certification and/or the Federal Clean Water Act. Further, agency investigations of matters related to the construction of the Iroquois Pipeline have been commenced by COE and the Federal Energy Regulatory Commission (FERC). Iroquois also has received inquiries from the Federal Department of Transportation and the New York State Public Service Commission (PSC) concerning certain construction activities. Civil penalties could be imposed if violations of Iroquois' governmental authorizations are shown to have occurred. No proceedings in connection with these investigations and inquiries have been commenced.

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

     The Company has been informed that Iroquois and its counsel expect to meet with those responsible for the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and, if and when appropriate, to explore possible resolutions that may be acceptable to all parties. Although a comprehensive resolution of these matters could have a material adverse effect on Iroquois' financial condition, the amount of potential loss cannot be reasonably estimated at this time and no understandings or agreements have been reached that have led Iroquois to make provision for any liability associated with the potential disposition of the matters. Based on information currently available, the Company does not believe that the resolution of these matters will have a material effect on its consolidated financial results for the fiscal year.

     B. Cogeneration Projects:  A Company subsidiary, Gas Energy Inc.
     (GEI), through an affiliate, owns a 50% partnership interest, and has invested approximately $55.7 million as of December 31, 1994, in a project to construct, own and operate a 100-megawatt cogeneration plant at John F. Kennedy International Airport in Queens, New York. The estimated cost of the project is approximately $302 million, of which $175 million is being financed by proceeds from bonds issued by the Port Authority of New York and New Jersey and guaranteed by an international banking group. The partners are committed to make equal contributions for estimated project costs above $175 million. Construction was completed in January 1995, electricity and heating are being provided and commercial operation of the plant is scheduled for the second quarter of 1995.

     In addition, a similar project for a 40-megawatt cogeneration plant at the State University of New York at Stony Brook, New York is under construction. The debt financing is being provided through $79 million of tax-exempt Suffolk County Industrial Development Revenue Bonds and is guaranteed by a bank letter of credit. Commercial operation is scheduled for 1995. Another Company subsidiary, Gas Energy Cogeneration, Inc. (GECI), through an affiliate, owns a 50% partnership interest in the project, estimated to cost $92.6 million. As of December 31, 1994, the subsidiary had funded $3.8 million of an expected total of $6.8 million as its share of the project.

4.    Environmental Matters

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

     In addition, the Company, in cooperation with the U.S. Coast Guard, has been responding to pollution incidents occurring and reported to governmental authorities during the summer of 1993, involving the apparent seep of oil into Coney Island Creek from the Coney Island site. This response has included the construction of an interim response measure (IRM) to contain and recover any such oil seep. While expenses to date have not been material with respect to the pollution incidents, the Coast Guard has not issued its final approval of this response measure and the Company cannot predict how long the IRM will operate or whether additional containment or response measures will be required or what such measures would cost.

     In October 1994, the Company had an initial meeting with the New York State Department of Environmental Conservation (DEC) for the purpose of reaching a consensual agreement under state environmental laws for a long-term site management plan for the Coney Island site. The discussions with the DEC to date have been preliminary and the Company is unable to predict which, if any, of the options discussed with the DEC might be mutually acceptable. Based on these preliminary discussions, the Company believes that long-term site management costs will be at least $8.0 million and may be several times that amount, depending upon the site management option finally negotiated with the DEC. A consensual agreement is likely to be reached in 1995. As at September 30, 1994, the Company accrued a liability of $8.0 million as the minimum estimate of costs most likely to be incurred and a corresponding regulatory asset, in addition to $4.1 million of interim response costs previously recorded. Expenditures related to any site management plan would be over a number of years.

     The Company has been approached by the City of New York with respect to another former MGP property regarding potential cost sharing of environmental cleanup costs. This property is currently owned by the City. The Company and the City have had several meetings but discussions are at a preliminary stage. Until it becomes clear that the property will in fact be developed by the City or a third party, or it is demonstrated that the property presents a significant environmental risk, the Company cannot determine its potential legal liabilities and/or financial exposure, if any, associated with this property.

     The Company has notified its insurance carriers of potential claims regarding environmental cleanup liabilities.

     With the exception of the matters referenced above, no significant administrative or judicial proceedings involving the Company have been initiated with respect to any other MGP property. Although the potential cost of cleanup at these sites may be material if the Company ever is compelled to address these sites, the Company cannot at this time determine the cost or extent of any cleanup efforts if cleanup ultimately should be required.

     In October 1994, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter, including the $4.1 million in interim response costs accrued in 1993 and the $8.0 million liability accrued as at September 30, 1994. In addition, as part of its October 1994 order approving the Company's three-year rate settlement, the PSC approved the deferral of environmental site investigation and remediation costs incurred after September 30, 1994. Pursuant to that order, rates commencing in October 1994 reflect the recovery of the $4.1 million deferred interim response costs over a five-year period, and the Company may reflect in rates commencing October 1995 and October 1996, the deferred balance of environmental site investigation and remediation costs accrued as at September 30, 1994 and September 30, 1995, respectively, each over a five-year period. The recovery of these costs in rates is conditioned upon the absence of a PSC determination that such costs have been unreasonable or imprudently incurred.

            THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods.

(1)  Three Months ended December 31, 1994 vs. Three Months ended
     December 31, 1993.

(2) Twelve Months ended December 31, 1994 vs. Twelve Months ended December 31, 1993.

Consolidated income available for common stock for the three months ended December 31, 1994 was $42.8 million, compared with $42.1 million for the same period last year. Quarterly per share earnings were 90 cents in both periods. Income from utility operations increased, reflecting continued heating sales additions, savings due to early retirement programs and other ongoing cost reduction efforts, and improved margins in large volume markets comprised of customers with the capability of burning gas or oil. Pursuant to a new three-year rate plan effective October 1, 1994, the allowed rate of return on utility common equity is 11.0% in 1995, compared with 12.1% in 1994. However, improved incentive provisions are expected to increase the earned rate of return. Earnings from gas exploration and production were lower compared to last year's first quarter, primarily due to the continuing erosion of gas prices at the wellhead. Although significant price protection was provided by hedging, future price declines further could impair profitability. Earnings from investments in energy services (including cogeneration, pipeline, storage and other energy-related services) were on a par with last year's first quarter.

Earnings for the twelve months ended December 31, 1994 were $87.7 million, or $1.85 per share, compared with $77.8 million, or $1.74 per share, for the twelve months ended December 31, 1993. The increase reflects record earnings from both utility operations and the Company's subsidiaries in fiscal 1994 in addition to the effect of comparative quarterly results discussed above. The effect on utility revenues of variations due to colder- or warmer-than-normal weather during the heating season is largely offset by the weather normalization adjustment included in the Company's tariff. Effective October 1, 1994, the adjustment was modified to exclude weather variations of less than 2.2% from normal.

Based upon degree days, weather in the first quarter of fiscal 1995 was 20.5% warmer than normal and 19.3% warmer than the first quarter of last year. Firm gas sales in the quarter ended December 31, 1994 were 34,541 MDTH, compared to 39,574 MDTH in the quarter ended December 31, 1993. Weather for the twelve months ended December 31, 1994 was 3.2% warmer than normal and was 0.9% warmer than the twelve months ended December 31, 1993. Firm gas sales of 128,480 MDTH decreased slightly compared with sales in the corresponding period last year.

Net revenues (utility operating revenues less cost of gas of utility sales) remained relatively flat in the three months ended December 31, 1994, and increased 4.4% in the twelve months ended December 31, 1994. The increase for the twelve months reflects the 2.7% annual revenue increase which became effective in October 1993 and sales additions, primarily from conversions of oil to gas for space heating in large-volume markets.

Gas production and other revenues generally reflect lower average prices.

The decrease in operation and maintenance expense for the quarter reflects productivity savings and lower operating expense due to warmer weather. The increase for the twelve months reflects the effects of severe conditions, necessitating higher operating costs, during the 1994 winter and higher labor and other costs.

Increases in depreciation expense in the current periods primarily are a result of utility property additions.

General taxes principally include state and city taxes on utility revenue and property. The decrease for the quarter ended December
31, 1994 is related to the decrease in utility revenues.   The
increase for the twelve months reflects increases in utility revenues and the higher property base.

Federal income tax expense in the three and twelve months reflects changes in pre-tax operating income.

Interest charges on long-term debt in all periods reflect generally higher average subsidiary borrowings. Other interest expense reflects accruals related to regulatory settlement items.

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Income from energy services investments includes continued positive results from the Company's investments in cogeneration, pipeline and storage projects. The twelve months ended December 31, 1993 included operating losses related to a propane investment which was sold.





Financial Condition

Cash provided by operating activities during periods ended December 31, 1994 remains strong and has been enhanced substantially by the timing of utility gas cost recoveries, which have been affected by dramatic swings in weather compared to prior periods. Changes in current assets and liabilities at December 31, 1994 compared to December 31, 1993 are substantially related to weather, while such changes compared to September 30, 1994 are seasonal. Consolidated capital expenditures for the twelve months ended December 31, 1994 were $191.1 million, of which $88.3 million was related to non-utility activities. Capital expenditures for fiscal years 1995 and 1996 are estimated to be approximately $185 million in each year, including $75 million per year related to non-utility activities.

The Company currently has bank lines of credit of $75 million, which secure the issuance of commercial paper. The lines can be increased to $150 million by December 1995. Related borrowings have been used primarily to finance seasonal working capital requirements. In addition, a subsidiary has a credit line of $70 million, which for the most part supports borrowings under a revolving loan agreement.

As a result of bond refinancings and redemptions of preferred stock, the Company's composite cost of capital is the lowest in decades. At December 31, 1994, the consolidated annualized cost of long-term debt was 6.9%. Depending on market conditions, the Company expects to be able to issue tax-exempt debt in an advantageous form in conjunction with the possible refunding of the Company's 9% and 8.75% Gas Facilities Revenue Bonds, which are callable in May 1995 and June 1995, respectively, at optional redemption prices of $102.

Rate Matters

In October 1994, the PSC approved a new three-year rate plan. The agreement allows an 11.0% return on common equity devoted to utility operations in fiscal 1995, the first year of the new rate plan, compared to 12.1% in fiscal 1994. However, improved incentive provisions are expected to increase the earned rate of return. The allowed return will be adjusted in each of the last two years to reflect changes in capital costs.

In addition to improved earnings sharing provisions, the plan provides new incentives, more flexible pricing in the large-volume competitive markets, and rate design modifications to improve the Company's competitive position. The Company is permitted to retain 100% of any earnings above the authorized return on utility equity from discrete incentives (up to 100 basis points on utility equity.) With respect to earnings sharing provisions, the Company can retain 75% of the first 100 basis points unrelated to discrete incentives in excess of its allowed return on utility equity, and 50% of any additional earnings above that level. In addition, the Company will retain 20% of margins above $1.8 million from sales of the Company's New York Market Hub (essentially off-system sales), taking advantage of competitive opportunities afforded by Federal and State regulatory policies. The agreement provides for no base rate increase in 1995; however, the Company is permitted to amortize to income approximately $1.3 million of previously deferred credits. Base rate increases in years two and three, which are estimated at $17 million in each year, will be limited to the rate of inflation and will be partially offset by the use of additional available deferred credits.


Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operations and maintenance activities. However, the Company deferred $12.1 million related to response and investigation costs pertaining to a former manufactured gas plant, of which $4.1 million was expended by September 30, 1994. (See the Notes to Condensed Consolidated Financial Statements, Note 4., "Environmental Matters.")
            REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 15.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of December 31, 1994 and 1993, and the related condensed consolidated statements of income for the three and twelve month periods ended December 31, 1994 and 1993, and the condensed consolidated statements of cash flows for the three and twelve month periods ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of The Brooklyn Union Gas Company and subsidiaries as of September 30, 1994, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and, in our report dated October 26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                   ARTHUR ANDERSEN LLP


New York, New York
January 25, 1995
Part II. Other Information

Item 1. Legal Proceedings

The Company has from time to time been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse impact on the Company's financial position or results of operations. For information regarding governmental investigations of alleged environmental, civil and criminal violations involving the Iroquois Pipeline, see the Notes to Condensed Consolidated Financial Statements, Note 3a., "Investments in Energy Services - Iroquois Pipeline." For information regarding environmental matters affecting the Company, see Note 4., "Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held at the office of the Company, One MetroTech Center, Brooklyn, New York on
     Thursday, February 2, 1995.

(b) Robert B. Catell, Kenneth I. Chenault and Edward D. Miller were elected to serve as directors for three-year terms expiring in 1998. Donald H. Elliot and Richardson Pratt, Jr. will continue to serve as directors until the next election in 1996. Andrea S. Christensen, Alan H. Fishman and James Q. Riordan will continue to serve as directors until their terms expire in 1997.

(c) The vote to elect Arthur Andersen LLP as independent public accountants was 38,539,273 shares in favor, or 99% of the shares voted, and 402,509 shares against, or 1% of the shares voted. Abstentions of 405,791 shares were recorded.

(d) The proposal by a shareholder for cumulative voting for directors was rejected by a vote of 25,320,023 shares against, or 81.2% of the shares voted (15,986 proxies), and 5,876,467 shares in favor, or 18.8% of the shares voted (2,794 proxies). Abstentions of 1,449,096 shares (1,335 proxies) were recorded.


Item 5. Other Information

Early Retirement Programs

In December 1994, the Company completed a voluntary early retirement program for non-management employees. A similar program for management employees was completed in September 1994. Neither program had a material effect on consolidated net income.




Restructuring Proceeding

In December 1994, the PSC issued its order in the gas industry restructuring case. The proceeding was instituted by the PSC in response to the restructuring of interstate pipeline services by Federal Energy Regulatory Commission Order 636, which took effect in November 1993.

The PSC order addresses incentives and margin-sharing issues consistent with the Company's new rate plan and provides utilities broad discretion to employ market-based pricing (subject to caps) for services offered to large-volume, or non-core, customers with dual-fuel capability. The order allows the Company to continue to offer customers a complete array of bundled sales services as well as gas-supply pricing flexibility generally comparable to that offered by unregulated competitors to large volume customers; however, it continues to prohibit the Company's gas marketing subsidiary from operating within the Company's territory. The Company must offer core customers, reliant solely on gas as a heating fuel, access to available pipeline transportation and storage capacity with provision for recovery of transition costs and full margin transportation rates. The order reduces the minimum transportation service volume requirement for customers while encouraging the ultimate elimination of such a requirement. Lastly, the order calls for a new proceeding to evaluate gas purchasing practices and revised gas cost recovery mechanisms and invites proposals for providing service to small-volume customers aggregated into gas purchasing groups.

The Company is fully prepared to meet the requirements of the PSC order. It is preparing tariffs applicable to both core and non-core markets in compliance with the PSC order.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 1994.







         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                   THE BROOKLYN UNION GAS COMPANY
                                             (Registrant)



Date February 13, 1995             s/ V.D. Enright
                                   V.D. Enright
                                   Senior Vice President and
                                   Chief Financial Officer



Date February 13, 1995             s/ R.M. Desmond
                                   R.M. Desmond
                                   Vice President, Comptroller and
                                   Chief Accounting Officer

                                                       Exhibit 15



                                   1345 Avenue of the Americas
                                   New York, NY 10105


January 25, 1995

The Brooklyn Union Gas Company
One MetroTech Center
Brooklyn, NY 11201

Gentlemen:

We are aware that The Brooklyn Union Gas Company has incorporated by reference in its previously filed Registration Statements No. 33-66182, 33-61283, and 33-51561, its Form 10-Q for the quarter ended December 31, 1994 which includes our report dated January 25, 1995 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statements prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,


ARTHUR ANDERSEN LLP