Form 10-Q
period 1995-03-31
BROOKLYN UNION GAS CO
filed 1995-05-12
CIK 14525

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at May 1, 1995

     $.33 1/3 par value                     48,372,695

            THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                                 INDEX
Part I.   Financial Information                        Page No.
          Condensed Consolidated Balance Sheet -
          March 31, 1995 and 1994, and September 30,
          1994                                               3

          Condensed Consolidated Statement of Income -
          Three, Six and Twelve Months Ended March 31,
          1995 and 1994                                      4

          Condensed Consolidated Statement of Cash Flows -
          Six and Twelve Months Ended March 31,
          1995 and 1994                                      5

          Notes to Condensed Consolidated Financial
          Statements                                         6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition             10

          Review of Independent Public Accountants          15

          Report of Independent Public Accountants          16

Part II.  Other Information

          Item 1 - Legal Proceedings                        17

          Item 5 - Other Information                        17

          Item 6 - Exhibits and Reports on Form 8-K         17

          Signatures                                        18


                                                               THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       March 31,                March 31,             September 30,
                                                         1995                     1994                     1994
                                                     (Unaudited)              (Unaudited)               (Audited)
                                                                        (Thousands of Dollars)
    Assets
    Property
      Utility, at cost                            $     1,634,326           $    1,554,897           $    1,599,452
      Accumulated depreciation                           (375,295)                (339,639)                (354,925)
      Gas exploration and production, at cost             316,182                  250,991                  276,659
      Accumulated depletion                              (127,277)                (103,377)                (115,890)
                                                        1,447,936                1,362,872                1,405,296

    Investments in Energy Services                        107,423                   82,357                   91,283
    Current Assets
      Cash                                                 12,858                   11,112                   11,610
      Temporary cash investments                           64,435                   39,325                   41,881
      Accounts receivable                                 342,265                  471,304                  193,130
      Allowance for uncollectible accounts                (18,682)                 (19,531)                 (14,963)
      Gas in storage, at average cost                      39,089                   30,242                   96,076
      Materials and supplies, at average cost              12,370                   11,696                   11,356
      Prepaid gas costs                                     1,752                      643                   14,667
      Other                                                25,206                   17,295                   31,441
                                                          479,293                  562,086                  385,198

    Deferred Charges                                      168,491                  139,404                  147,297
                                                  $     2,203,143           $    2,146,719           $    2,029,074
    Capitalization and Liabilities

    Capitalization
      Common stock, $.33 1/3 par value stated at  $       508,875           $      480,041           $      494,770
      Retained earnings                                   362,352                  339,732                  279,466
         Total common equity                              871,227                  819,773                  774,236
      Preferred stock, redeemable                           6,900                    7,200                    7,200
      Long-term debt                                      714,759                  702,842                  701,377
                                                        1,592,886                1,529,815                1,482,813
    Current Liabilities
      Accounts payable                                    128,753                  176,591                  132,491
      Dividends payable                                    17,176                   16,459                   16,609
      Taxes accrued                                        57,096                   69,342                   15,213
      Customer deposits                                    22,748                   22,506                   22,445
      Customer budget plan credits                              -                        -                   18,358
      Interest accrued and other                           40,135                   51,943                   45,807
                                                          265,908                  336,841                  250,923
    Deferred Credits
      Federal income tax                                  245,240                  221,648                  230,316
      Unamortized investment tax credit                    21,474                   22,486                   22,000
      Other                                                77,635                   35,929                   43,022
                                                          344,349                  280,063                  295,338
                                                  $     2,203,143           $    2,146,719           $    2,029,074

    See accompanying notes to condensed consolidated financial statements.


                                                          THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                                       (Unaudited)
                                                  Three Months                      Six Months                Twelve Months
                                                Ended March 31,                 Ended March 31,                 Ended March 31,
                                          1995           1994             1995            1994            1995            1994
                                                                   (Thousands of Dollars)
    Operating Revenues
       Utility sales                 $     468,271   $   533,830   $       812,451   $    888,678   $    1,203,411   $  1,225,461
       Gas production and other             13,344        15,140            27,512         31,770           54,763         63,841
                                           481,615       548,970           839,963        920,448        1,258,174      1,289,302
    Operating Expenses
       Cost of gas                         189,505       246,682           324,630        392,306          493,003        514,084
       Operation and maintenance           102,107       109,140           193,469        203,609          376,436        389,352
       Depreciation and depletion           17,756        17,648            36,069         34,952           70,846         68,469
       General taxes                        48,176        55,607            84,954         94,956          140,742        148,594
       Federal income tax                   38,169        36,332            59,791         57,939           40,044         43,157
    Operating Income                        85,902        83,561           141,050        136,686          137,103        125,646
    Other Income (Expense)
       Gain on sale of investment
         in Canadian gas company            -              -                -               -               -              20,462
       Write-off of investment
         in propane company                 -              -                -               -               -             (17,617)
       Income from equity investments        2,402         1,018             4,022          2,627            6,831          1,472
       Other, net                           (1,042)        1,315            (1,862)         1,117           (3,637)        (1,167)
       Federal income tax                     (196)           66              (362)           158              562            409
    Income Before Interest Charges          87,066        85,960           142,848        140,588          140,859        129,205
    Interest Charges
       Long-term debt                       11,992        11,514            23,854         23,373           47,577         46,454
       Other                                 1,434           892             2,516          1,498            5,137          2,827
                                            13,426        12,406            26,370         24,871           52,714         49,281
    Net Income                              73,640        73,554           116,478        115,717           88,145         79,924
    Dividends on Preferred Stock                85            89               171            178              344            358
    Income Available for
       Common Stock                  $      73,555   $    73,465     $     116,307   $    115,539   $       87,801   $     79,566

    Per Share of Common Stock        $        1.53   $      1.57     $        2.43   $       2.48   $         1.84   $       1.75

    Dividends Declared per Share
       of Common Stock               $       0.348   $     0.338     $       0.695   $      0.675   $        1.370   $      1.335

    Average Common Shares
       Outstanding                      48,056,163    46,801,765        47,903,448     46,658,774       47,601,934     45,492,862

    See accompanying notes to condensed consolidated financial statements.

   THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
   (Unaudited)
                                                                               Six Months                  Twelve Months
                                                                              Ended March 31               Ended March 31
                                                                          1995           1994             1995          1994
                                                                                             (Thousands of Dollars)
   CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $   116,478     $   115,717     $     88,145   $    79,924
    Adjustments to reconcile net income
         to net cash provided by operating activities:
      Depreciation and depletion                                          38,965          37,777           76,078        73,959
      Deferred Federal income tax                                         (3,653)          8,771           (1,609)       11,026
      Gain on sale of investment in Canadian gas company                    -               -                -          (20,462)
      Write-off of investment in propane company                            -               -                -           17,617
      Amortization of investment tax credit                                 (526)           (588)          (1,012)       (1,124)
      (Income) from energy services investments                           (4,022)         (2,627)          (6,831)       (1,472)
      Dividends received from energy services investments                  1,366           2,365            3,321         8,530
      Allowance for equity funds used during construction                   (518)         (1,066)          (1,528)       (1,960)
      Change in accounts receivable, net                                (144,286)       (237,337)         124,957       (80,093)
      Change in accounts payable                                           1,584          15,009          (42,517)       34,006
      Gas inventory and prepayments                                       69,902          85,356           (9,956)       (4,050)
      Other                                                               55,502          61,972           15,226        26,651
   Cash provided by operating activities                                 130,792          85,349          244,274       142,552
   CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of common stock                                                14,197          15,021           29,004        74,300
      Common stock proceeds receivable                                     -              44,910            -             -
      Issuance of long-term debt                                          13,382          13,542           11,917       192,742
      Commercial paper                                                     -              11,500              -          62,000
                                                                          27,579          84,973           40,921       329,042
      Repayments
       Preferred stock                                                      (300)           (300)            (300)         (300)
       Long-term debt                                                        -               -                -        (180,000)
       Commercial paper                                                      -           (11,500)             -         (62,000)
                                                                          27,279          73,173           40,621        86,742
       Dividends paid                                                    (33,580)        (31,792)         (65,792)      (61,911)
       Other                                                                 (27)           (146)             252          (244)
   Cash (used in) provided by financing activities                        (6,328)         41,235          (24,919)       24,587
   CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures (excluding allowance
         for equity funds used during construction)                      (96,729)       (109,014)        (185,211)     (222,252)
       Trust funds, utility construction                                     -               -                -          15,494
       Proceeds from sale of investment in Canadian gas company              -            11,691             -           41,718
       Other                                                              (3,933)            (83)          (7,288)       14,546
   Cash used in investing activities                                    (100,662)        (97,406)        (192,499)     (150,494)
   Change in Cash and Temporary Cash Investments                          23,802          29,178           26,856        16,645
   Cash and Temporary Cash Investments at Beginning of Period             53,491          21,259           50,437        33,792
   Cash and Temporary Cash Investments at End of Period              $    77,293     $    50,437     $     77,293   $    50,437

   Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.
   Supplemental disclosures of cash flows
      Income taxes                                                   $    22,500     $    17,400     $     42,000   $    36,200
      Interest                                                       $    26,431     $    25,951     $     51,373   $    52,322
   See accompanying notes to condensed consolidated financial statements.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and 1994, and the results of operations for the three, six and twelve months ended March 31, 1995 and 1994, and cash flows for the six and twelve months ended March 31, 1995 and 1994. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

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

3.   Investment in Iroquois Pipeline

     A Company subsidiary, North East Transmission Co., Inc.
     (NETCO), owns an 11.4% interest in the Iroquois Gas
     Transmission System, L.P. (Iroquois), which partnership owns and operates a 375-mile pipeline from Canada to the Northeast. The subsidiary's investment in Iroquois was $21.9 million at March 31, 1995.

     In 1992, Iroquois was informed by the U.S. Attorneys' Offices of various districts of New York of a civil investigation of alleged violations of the U.S. Army Corps of Engineers (COE) permit, a related State Water Quality Certification and/or the Federal Clean Water Act. Further, agency investigations of matters related to the construction of the Iroquois Pipeline have been commenced by the COE and the Federal Energy Regulatory Commission (FERC). Iroquois also has received inquiries from the Federal Department of Transportation and the New York State Public Service Commission (PSC) concerning certain construction activities. Civil penalties could be imposed if violations of Iroquois' governmental authorizations are shown to have occurred. No proceedings in connection with these investigations and inquiries have been commenced.

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

     The Company has been informed that Iroquois and its counsel will confer with those responsible for the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and to explore possible resolutions that may be acceptable to all parties. Although a comprehensive resolution of these matters could have a material adverse effect on Iroquois' financial condition, the amount of potential loss cannot be reasonably estimated at this time and no understandings or agreements have been reached that have led Iroquois to make provision for any liability associated with the potential disposition of these matters. Based on information currently available, the Company does not believe that the resolution of these matters will have a material effect on its consolidated financial results for the fiscal year.

4.   Environmental Matters

     Historically, the Company, or a predecessor entity to the Company, owned or operated several former manufactured gas plant (MGP) sites. These sites have been identified for the New York State Department of Environmental Conservation (DEC) for inclusion on appropriate waste site inventories. In certain circumstances former MGP sites may give rise to environmental cleanup responsibilities for the Company.

     Two MGP sites are under active consideration by the Company. One site, which is located on property still owned by the Company, is the former Coney Island MGP facility located in Brooklyn, New York. This site is the subject of continuing interim remedial action under the direction of the U.S. Coast Guard. Moreover, the Company recently has completed negotiations with the DEC with respect to a consent order addressing the overall remediation of the Coney Island site in accordance with state law. Upon execution of the consent order, a schedule of investigative and cleanup activities will commence, leading to a cleanup over the next several years. The other site currently is owned by the City of New York
     (City). The Company and the City are in the process of discussing a mutual approach to sharing potential environmental responsibility for this site. The Company believes it is likely that, at a minimum, investigative costs will be incurred by the Company.

     The DEC is maintaining open files and requiring the Company to continue monitoring or related investigatory efforts at two other Company-owned properties.

     Except as described above, no administrative or judicial proceedings or claims involving other former MGP sites have been initiated. Although the potential cost of cleanup with respect to these other sites may be material if the Company ever is compelled to address these sites, the Company cannot at this time determine the cost or extent of any cleanup efforts if cleanup ultimately should be required.

     Based upon the terms of the consent order for the Coney Island site and costs of investigation for the other MGP site under active consideration, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, which, based upon current information, will be primarily for the Coney Island site.
     This amount includes approximately $4 million of costs expended as of March 31, 1995. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time.

     As of March 31, 1995, the Company had an unpaid liability of $29.8 million and a related unamortized regulatory asset of $33.4 million. By order issued February 16, 1995, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter. Pursuant to that order, rates commencing in October 1994 reflect the recovery of $4.1 million of interim response costs deferred as of September 30, 1993 over a five-year period. Commencing in October 1995 and 1996, the Company is permitted to reflect in rates increments to the deferred balance of environmental site investigation and remediation costs recorded as of September 30, 1994 and 1995, respectively, each over a five-year period. The recovery of these costs in rates is conditioned upon the absence of a PSC determination that such costs have not been reasonably or prudently incurred. In addition, the Company must demonstrate that it has taken all reasonable steps to obtain cost recovery from all available funding sources, including other responsible parties and insurance carriers.

5.   Regulatory Assets

     Statement of Financial Accounting Standards (SFAS) No. 121, issued in March 1995 and effective for 1996, establishes accounting standards for the impairment of long-lived assets. The new standard requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). SFAS No. 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. This statement is not expected to have an impact on the Company's financial condition or results of operations upon adoption. Regulatory assets arise from the allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes differently from bases generally applied by nonregulated companies in accordance with SFAS No. 71, "Accounting for Certain Types of Regulation."

     The Company had net regulatory assets of approximately $116 million as of March 31, 1995, which included principally $82.2 million related to Federal income taxes and $33.4 million related to deferred environmental costs. These amounts are included in Deferred Charges in the Condensed Consolidated Balance Sheet at March 31, 1995. In the event that it was no longer subject to the provisions of SFAS No. 71, the Company estimates that the write-off of these net regulatory assets could result in a charge to net income of approximately $70 million.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1)  Three Months ended March 31, 1995 vs. Three Months ended
     March 31, 1994.

(2)  Six Months ended March 31, 1995 vs. Six Months ended March 31,
     1994.

(3)  Twelve Months ended March 31, 1995 vs. Twelve Months ended
     March 31, 1994.

Consolidated income available for common stock for the second quarter of fiscal 1995 was $73.6 million, or $1.53 per share, compared to $73.5 million, or $1.57 per share, for the second quarter of last year. Earnings for the six months ended March 31, 1995 were $116.3 million, or $2.43 per share, compared to $115.5 million, or $2.48 per share, in the six months ended March 31, 1994. Consolidated earnings for the twelve months ended March 31, 1995 were $87.8 million, or $1.84 per share, compared to $79.6 million, or $1.75 per share, for the same period a year ago. Earnings per share amounts in 1995 reflect the effect of a higher number of shares outstanding.

Income from utility operations reflects continued heating sales additions, savings due to early retirement programs and other ongoing cost-reduction efforts, as well as improved margins in large-volume markets both within and outside our traditional service area. Under the three-year rate plan effective October 1, 1994, the allowed rate of return on utility common equity is 11% in 1995, compared to 12.1% in 1994. Improved performance-based incentive provisions are expected to increase the rate of returns above the allowed level on utility common equity in 1995.

The effect on utility revenues of the extreme variations due to warmer or colder than normal weather during the current and past heating seasons, respectively, was largely offset by the weather normalization adjustment included in the Company's tariff.
However, effective October 1, 1994, the adjustment was modified to exclude weather variations of less than 2.2% from normal. This modification had caused an estimated reduction in utility revenues of approximately $2 million in the quarter ended March 31, 1995 and approximately $5 million for both the six and twelve month periods ended March 31, 1995.

Earnings from gas exploration and production as well as from energy-related investments in cogeneration, pipelines, storage projects and associated activities were slightly lower compared to last year's periods. Comparative earnings for the most part reflect lower gas production volumes, largely due to weather-related demand which adversely affected gas prices this winter. However, substantial price protection was provided by use of financial hedging of gas prices as discussed below. Portions of estimated future production are also covered by hedge positions.

Based upon degree days, weather in the second quarter of fiscal 1995 was 7.3% warmer than normal and 18.2% warmer than the second quarter of last year. Firm gas sales in the quarter ended March 31, 1995 were 54,410 MDTH, compared to 61,679 MDTH in the quarter ended March 31, 1994. Firm gas sales were 88,951 MDTH for the six months ended March 31, 1995 representing a decrease of 12.1% from the same period last year, which was 2.7% colder. Weather for the twelve months ended March 31, 1995 was 13.4% warmer than normal and 17.6% warmer than the twelve months ended March 31, 1994. Consequently, firm gas sales of 121,211 MDTH decreased 9.2% compared with sales in the corresponding period last year.

Net revenues (utility operating revenues less cost of gas of utility sales) decreased 2.9%, 1.7% and .14%, respectively, for the three, six and twelve months ended March 31, 1995 compared with the corresponding period last year. The decrease was primarily attributable to the modification of the terms of the weather normalization adjustment.

Gas production and other revenues primarily reflect variations in revenues from gas exploration and production operations in all periods presented. Gas exploration and production revenues for the quarter ended March 31, 1995 were 12.9% lower than revenues in the comparative period last year, reflecting a 1 billion cubic foot
(BCF) decrease, primarily in off-shore production. The effective price (average cash price received for production net of realized hedging gains and losses) remained constant due to the use of hedging strategies, which added $1.9 million to revenues. Gas exploration and production revenues for the six months ended March 31, 1995 were 11.7% lower than the six months ended March 31, 1994, when off-shore production was 1.1 BCF higher, and the effective price was 7.2% higher due to higher cash prices received for production. Hedging gains for the six months ended March 31, 1995 amounted to $2.8 million. Revenues for the twelve months ended March 31, 1995 were 14.3% lower than the twelve months ended March 31, 1994, reflecting a 4.1 BCF decrease in volume due to the sale of Canadian operations in 1994, and a 1.0 BCF decrease in U.S. production. Canadian operations were sold to realize the profit and value embodied in the investment. The effective price for the comparative twelve month periods remained constant, reflecting lower Canadian prices offset by higher U.S. prices received last year. Hedging gains for the twelve months ended March 31, 1995 were $2.7 million.

The decrease in operation and maintenance expense for the three, six and twelve month periods ended March 31, 1995 reflects ongoing productivity savings and lower operating expense due to warmer weather.

Increases in depreciation expense in the current periods primarily are a result of utility property additions.

General taxes principally include state and city taxes on utility revenue and property. The decrease for three, six and twelve month periods ended March 31, 1995 is related to the decrease in utility revenues.

Federal income tax expense in the three, six and twelve months reflects changes in pre-tax operating income.

Interest charges on long-term debt in all periods generally reflect higher average subsidiary borrowings. Other interest expense reflects accruals related to regulatory settlement items.

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Income from energy services investments includes continued positive results from the Company's investments in cogeneration, pipeline and storage projects. (See Notes to Condensed Consolidated Financial Statements, Note 3., " Investment in Iroquois Pipeline.") The twelve months ended March 31, 1994 included operating losses related to a propane investment which was sold in September 1993.

Financial Condition

Cash provided by operating activities during periods ended March 31, 1995 remained strong and has been enhanced substantially by the timing of utility gas cost recoveries, which have been affected by dramatic swings in weather compared with prior periods. Changes in current assets and liabilities at March 31, 1995 compared to March 31, 1994 are substantially related to weather variations, while such changes compared to September 30, 1994 are seasonal in nature. Consolidated capital expenditures for the twelve months ended March 31, 1995 were $186.7 million, of which $87.7 million was related to non-utility activities. Capital expenditures for fiscal years 1995 and 1996 are estimated to be approximately $185 million in each year, including $75 million per year related to non-utility activities.

The Company currently has bank lines of credit of $75 million, which secure the issuance of commercial paper. The lines can be increased to $150 million by December 1995. Related borrowings, when necessary, are used primarily to finance seasonal working capital requirements. In addition, two subsidiaries have credit lines totalling $84 million, which for the most part support borrowings under a revolving loan agreement.

Depending on market conditions, the Company expects to issue tax-exempt debt in an advantageous form in conjunction with the possible refunding of the Company's 9% and 8.75% Gas Facilities Revenue Bonds, which are callable on or after May 15, 1995 and July 1, 1995, respectively, at optional redemption prices of $102.

Rate Matters

Rate Settlement Plan: In October 1994, the PSC approved a new three-year rate plan. The agreement allows an 11.0% return on common equity devoted to utility operations in fiscal 1995, the first year of the new rate plan, compared to 12.1% in fiscal 1994. However, improved incentive provisions are expected to result in an earned rate of return in 1995 in excess of the allowed return. The allowed return will be adjusted in each of the last two years of the rate plan to reflect changes in capital costs.

In addition to improved earnings sharing provisions, the plan provides new incentives, more flexible pricing in the large-volume competitive markets, and rate design modifications to improve the Company's competitive position. The Company is permitted to retain 100% of any earnings from discrete incentives (up to 100 basis points on utility equity.) With respect to earnings sharing provisions, the Company can retain 75% of the first 100 basis points of earnings in excess of the allowed return on utility equity unrelated to discrete incentives, and 50% of any additional earnings above that level. In addition, the Company will retain 20% of margins above $1.8 million from sales of the Company's New York Market Hub (essentially off-system sales), taking advantage of competitive opportunities afforded by Federal and state regulatory policies. The agreement provides for no base rate increase in 1995; however, the Company is permitted to amortize to income approximately $1.3 million of previously deferred credits. Base rate increases in years two and three, if any, will be limited to the rate of inflation and will be partially offset by the use of additional available deferred credits. See Notes to the Condensed Consolidated Financial Statements, Note 5., "Regulatory Assets"

Restructuring Proceeding: In December 1994, the PSC issued its order in the gas industry restructuring case. The proceeding was instituted by the PSC in response to the restructuring of interstate pipeline services by Federal Energy Regulatory
Commission Order 636, which took effect in November 1993.

The PSC order addresses incentives and margin-sharing issues consistent with the Company's new rate plan and provides utilities broad discretion to employ market-based pricing (subject to caps) for services offered to large-volume, or non-core, customers with dual-fuel capability. The order allows the Company to continue to offer customers a complete array of bundled sales services as well as gas-supply pricing flexibility generally comparable to that offered by unregulated competitors to large volume customers; however, it continues to prohibit the Company's gas marketing subsidiary from operating within the Company's territory. The Company must offer core customers, reliant solely on gas as a heating fuel, access to available pipeline transportation and storage capacity with provision for recovery of transition costs and full margin transportation rates. The order reduces the minimum transportation service volume requirement for customers, while encouraging the ultimate elimination of such a requirement. Lastly, the order calls for a new proceeding currently underway to evaluate gas purchasing practices and revised gas cost recovery mechanisms and invites proposals for providing service to small-volume customers aggregated into gas purchasing groups.

The Company is fully prepared to meet the requirements of the PSC order. It has filed tariffs applicable to both core and non-core markets in compliance with the PSC order, and, pursuant to the terms of the three-year rate settlement, has proposed an incentive gas cost recovery mechanism. That mechanism is being considered in the new proceeding described above. The PSC is expected to act on the proposal by September 1, 1995.


Environmental Matters

The Company is subject to various Federal, state and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operations and maintenance activities. However, as of March 31, 1995 the Company had an unamortized deferred balance of $33.4 million representing its estimate of the minimum cost associated with investigation and remediation at former MGP sites. Of this amount, $4.3 million was expended by March 31, 1995. (See Notes to Condensed Consolidated Financial Statements,
Note 4., "Environmental Matters.")

            REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 16.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of March 31, 1995 and 1994, and the related condensed consolidated statements of income for the three, six and twelve month periods ended March 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the six and twelve month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                   ARTHUR ANDERSEN LLP


New York, New York
April 26, 1995

Part II. Other Information

Item 1. Legal Proceedings

The Company has from time to time been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse impact on the Company's financial position or results of operations. For information regarding governmental investigations of alleged environmental, civil and criminal violations involving the Iroquois Pipeline, see the Notes to Condensed Consolidated Financial Statements, Note 3., "Investment in Iroquois Pipeline." For information regarding environmental matters affecting the Company, see Note 4., "Environmental Matters."

Item 5. Other Information

Effective April 1, 1995, gas marketing activities of BRING Gas
Services Corporation, a wholly-owned subsidiary of the Company, were joined pursuant to investments in a LLC with those of Pennzoil Gas Marketing Co., a wholly-owned subsidiary of Pennzoil
Corporation.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended
March 31, 1995.

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



                                   THE BROOKLYN UNION GAS COMPANY
                                             (Registrant)



Date May 11, 1995                  s/ V.D. Enright
                                   V.D. Enright
                                   Senior Vice President and
                                   Chief Financial Officer



Date May 11, 1995                  s/ R.M. Desmond
                                   R.M. Desmond
                                   Vice President, Comptroller and
                                   Chief Accounting Officer