Form 10-Q
period 1995-06-30
BROOKLYN UNION GAS CO
filed 1995-08-08
CIK 14525

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at July 11, 1995
     $.33 1/3 par value                     48,515,098

            THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                                 INDEX
Part I.   Financial Information                        Page No.
          Condensed Consolidated Balance Sheet -
          June 30, 1995 and 1994, and September 30,
          1994                                               3

          Condensed Consolidated Statement of Income -
          Three, Nine and Twelve Months Ended June 30,
          1995 and 1994                                      4

          Condensed Consolidated Statement of Cash Flows -
          Nine and Twelve Months Ended June 30,
          1995 and 1994                                      5

          Notes to Condensed Consolidated Financial
          Statements                                         6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition             10

          Review of Independent Public Accountants          16

          Report of Independent Public Accountants          17

Part II.  Other Information

          Item 1 - Legal Proceedings                        18

          Item 5 - Other Information                        18

          Item 6 - Exhibits and Reports on Form 8-K         18

          Signatures                                        20

                                                       THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                              CONDENSED CONSOLIDATED BALANCE SHEET
                                                       June 30,                 June 30,              September 30,
                                                         1995                     1994                     1994
                                                     (Unaudited)              (Unaudited)               (Audited)
                                                                         (Thousands of Dollars)
    Assets
    Property
      Utility, at cost                            $     1,661,550           $    1,574,897           $    1,599,452
      Accumulated depreciation                           (384,800)                (347,891)                (354,925)
      Gas exploration and production, at cost             340,576                  265,564                  276,659
      Accumulated depletion                              (133,006)                (110,701)                (115,890)
                                                        1,484,320                1,381,869                1,405,296

    Investments in Energy Services                        111,591                   91,256                   91,283
    Current Assets
      Cash                                                 16,724                   11,007                   11,610
      Temporary cash investments                          103,260                   91,385                   41,881
      Accounts receivable                                 196,042                  277,851                  193,130
      Allowance for uncollectible accounts                (17,981)                 (19,154)                 (14,963)
      Gas in storage, at average cost                      59,277                   63,697                   96,076
      Materials and supplies, at average cost              13,513                   11,672                   11,356
      Prepaid gas costs                                     4,381                    4,533                   14,667
      Other                                                14,684                    9,387                   31,441
                                                          389,900                  450,378                  385,198

    Deferred Charges                                      167,257                  143,755                  147,297
                                                  $     2,153,068           $    2,067,258           $    2,029,074
    Capitalization and Liabilities

    Capitalization
      Common stock, $.33 1/3 par value stated at  $       515,666           $      487,652           $      494,770
      Retained earnings                                   339,293                  316,067                  279,466
         Total common equity                              854,959                  803,719                  774,236
      Preferred stock, redeemable                           6,900                    7,200                    7,200
      Long-term debt                                      724,429                  705,193                  701,377
                                                        1,586,288                1,516,112                1,482,813
    Current Liabilities
      Accounts payable                                     93,651                  142,770                  132,491
      Dividends payable                                    17,456                   16,551                   16,609
      Taxes accrued                                        38,913                   42,194                   15,213
      Customer deposits                                    22,535                   22,582                   22,445
      Customer budget plan credits                              -                        -                   18,358
      Interest accrued and other                           32,818                   35,718                   45,807
                                                          205,373                  259,815                  250,923
    Deferred Credits
      Federal income tax                                  249,097                  229,252                  230,316
      Unamortized investment tax credit                    21,211                   22,214                   22,000
      Other                                                91,099                   39,865                   43,022
                                                          361,407                  291,331                  295,338
                                                  $     2,153,068           $    2,067,258           $    2,029,074

    See accompanying notes to condensed consolidated financial statements.

                                                                   THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                                       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                                                        (Unaudited)
                                             Three Months                    Nine Months                    Twelve Months
                                            Ended June 30,                  Ended June 30,                  Ended June 30,
                                          1995           1994            1995            1994            1995            1994
                                                                   (Thousands of Dollars)
    Operating Revenues
       Utility sales                 $     198,623   $   225,297   $     1,011,075   $  1,113,975   $    1,176,737   $  1,258,017
       Gas production and other             19,073        15,364            46,585         47,011           58,509         62,783
                                           217,696       240,661         1,057,660      1,160,986        1,235,246      1,320,800
    Operating Expenses
       Cost of gas                          74,947        99,992           399,578        492,298          467,929        549,071
       Operation and maintenance            94,583        92,270           288,050        295,901          378,413        387,708
       Depreciation and depletion           18,335        18,407            54,404         53,349           70,842         70,319
       General taxes                        28,263        29,819           113,217        124,774          139,185        149,103
       Federal income tax  (credit)         (4,758)       (3,912)           55,033         54,026           42,625         41,724
    Operating Income                         6,326         4,085           147,378        140,638          136,252        122,875
    Other Income (Expense)
       Gain on sale of investment
         in Canadian gas company               -              -                -               -               -           20,462
       Write-off of investment
         in propane gas company                -              -                -               -               -          (17,617)
       Income from equity investments        1,106         1,610             5,132          4,247            6,329          4,762
       Other, net                             (621)         (629)           (2,292)           772             (553)        (1,473)
       Federal income tax benefit              550           286               188            283              826            439
    Income Before Interest Charges           7,361         5,352           150,406        145,940          142,854        129,448
    Interest Charges
       Long-term debt                       12,054        11,599            36,104         34,972           48,052         46,711
       Other                                 1,412         1,357             3,929          2,855            5,159          3,763
                                            13,466        12,956            40,033         37,827           53,211         50,474
    Net Income  (Loss)                      (6,105)       (7,604)          110,373        108,113           89,643         78,974
    Dividends on Preferred Stock                83            86               254            265              340            354
    Income (Loss) Applicable to
       Common Stock                  $      (6,188)  $    (7,690)    $     110,119   $    107,848   $       89,303   $     78,620

    Per Share of Common Stock        $       (0.13)  $     (0.16)    $        2.29   $       2.30   $         1.86   $       1.70

    Dividends Declared per Share
       of Common Stock               $       0.348   $     0.338     $       1.043   $      1.013   $        1.380   $      1.343

    Average Common Shares
       Outstanding                      48,373,333    47,143,168        48,060,076     46,820,238       47,909,476     46,236,189

    See accompanying notes to condensed consolidated financial statements.

                                                                           THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                           (Unaudited)

                                                                               Nine Months                     Twelve Months
                                                                              Ended June 30,                   Ended June 30,
                                                                            1995           1994              1995          1994
                                                                                                       (Thousands of Dollars)
     CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                       $   110,373     $   108,113     $     89,643   $    78,974
      Adjustments to reconcile net income
           to net cash provided by operating activities:
        Depreciation and depletion                                          58,728          57,568           76,743        75,794
        Deferred Federal income tax                                            962          10,730              794         5,271
        Gain on sale of investment in Canadian gas company                    -               -                -          (20,462)
        Write-off of investment in propane company                            -               -                -           17,617
        Amortization of investment tax credit                                 (789)           (860)          (1,003)       (1,128)
        Income from energy services investments                             (5,132)         (4,247)          (6,329)       (4,762)
        Dividends received from energy services investments                  3,145           2,545            4,920         3,739
        Allowance for equity funds used during construction                   (868)         (1,733)          (1,212)       (2,191)
        Change in accounts receivable, net                                   3,172         (49,523)          84,601       (23,918)
        Change in accounts payable                                         (36,592)        (14,349)         (55,941)       (1,278)
        Gas inventory and prepayments                                       47,085          48,011            4,572        (2,958)
        Other                                                               50,252          33,056           38,135         9,981
     Cash provided by operating activities                                 230,336         189,311          234,923       134,679
     CASH FLOWS FROM FINANCING ACTIVITIES
        Sale of common stock                                                21,067          22,672           28,224        75,058
        Common stock proceeds receivable                                     -              44,910            -             -
        Issuance of long-term debt                                          23,052          15,893           19,236        67,493
        Commercial paper                                                     -              62,000              -          62,000
                                                                            44,119         145,475           47,460       204,551
        Repayments
         Preferred stock                                                      (300)           (300)            (300)         (300)
         Long-term debt                                                        -               -                -         (55,000)
         Commercial paper                                                      -           (62,000)             -         (62,000)
                                                                            43,819          83,175           47,160        87,251
         Dividends paid                                                    (50,523)        (47,848)         (66,679)      (63,249)
         Other                                                                 (78)            113              207           313
     Cash (used in) provided by financing activities                        (6,782)         35,440          (19,312)       24,315
     CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures (excluding allowance
           for equity funds used during construction)                     (161,210)       (154,598)        (204,107)     (211,662)
         Proceeds from sale of investment in Canadian gas company              -            11,691             -           41,718
         Other                                                               4,149            (711)           6,088        20,400
     Cash used in investing activities                                    (157,061)       (143,618)        (198,019)     (149,544)
     Change in Cash and Temporary Cash Investments                          66,493          81,133           17,592         9,540
     Cash and Temporary Cash Investments at Beginning of Period             53,491          21,259          102,392        92,942
     Cash and Temporary Cash Investments at End of Period              $   119,984     $   102,392     $    119,984   $   102,392
     Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.
     Supplemental disclosures of cash flows
        Income taxes                                                   $    23,500     $    22,900     $     37,500   $    32,900
        Interest                                                       $    42,504     $    40,654     $     52,174   $    50,917
     See accompanying notes to condensed consolidated financial statements.

                                                                           5

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and 1994 and September 30, 1994, and the results of operations for the three, nine and twelve months ended June 30, 1995 and 1994, and cash flows for the nine and twelve months ended June 30, 1995 and 1994. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

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

     The Company's tariff contains a weather normalization adjustment that requires recovery from or refund to firm customers of shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather, which is the basis for projecting base tariff revenue requirements. Effective October 1, 1994, the adjustment was modified to exclude weather variations of less than 2.2% from normal during each billing cycle.

3.   Investment in Iroquois Pipeline

     A Company subsidiary, North East Transmission Co., Inc.
     (NETCO), owns an 11.4% interest in the Iroquois Gas
     Transmission System, L.P. (Iroquois), which partnership owns and operates a 375-mile pipeline from Canada to the Northeast. The subsidiary's investment in Iroquois was $23.0 million at June 30, 1995.

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

     Also in 1992, a criminal investigation of Iroquois was initiated and is being conducted by Federal authorities pertaining to various matters related to the construction of the pipeline. To date, no criminal charges have been filed. Iroquois' management believes the pipeline construction and right-of-way activities were conducted in a responsible manner. However, Iroquois deems it probable that indictments will be sought in connection with this investigation and, in them, substantial fines and other sanctions.

     The Company has been informed that Iroquois and its counsel have met and expect to continue to meet with those responsible for the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and to explore possible resolutions that may be acceptable to all parties. Although a comprehensive resolution of these matters could have a material adverse effect on Iroquois' financial condition, the amount of potential loss cannot be reasonably estimated at this time and no understandings or agreements have been reached that have led Iroquois to make provision for any liability associated with the potential disposition of these matters. Based on information currently available, the Company does not believe that the resolution of these matters will have a material effect on its consolidated financial results for the fiscal year.

4.   Environmental Matters

     Historically, the Company, or a predecessor entity to the Company, owned or operated several former manufactured gas plant (MGP) sites. These sites have been identified for the New York State Department of Environmental Conservation (DEC) for inclusion on appropriate waste site inventories. In certain circumstances former MGP sites can give rise to environmental cleanup responsibilities for the Company.

     Two MGP sites are under active consideration by the Company. One site, which is located on property still owned by the Company, is the former Coney Island MGP facility located in Brooklyn, New York. This site is the subject of continuing interim remedial action under the direction of the U.S. Coast Guard. Moreover, the Company has recently executed a consent order with DEC with respect to addressing the overall remediation of the Coney Island site in accordance with state law. A schedule of investigative and cleanup activities is being developed, leading to a cleanup over the next several years. The other site currently is owned by the City of New York (City). The Company and the City are in the process of discussing a mutual approach to sharing potential environmental responsibility for this site. The Company believes it is likely that, at a minimum,investigative costs will be incurred by the Company.

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

     Based upon the terms of the consent order for the Coney Island site and costs of investigation for the other MGP site under active consideration, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, which, based upon current information, will be primarily for the Coney Island site.
     This amount includes approximately $4.5 million of costs expended as of June 30, 1995. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time.

     As of June 30, 1995, the Company had an unpaid liability of $29.6 million and a related unamortized regulatory asset of $33.2 million. By order issued February 16, 1995, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter. Pursuant to that order, rates commencing in October 1994 reflect the recovery of $4.1 million of interim response costs deferred as of September 30, 1993 over a five-year period. Commencing in October 1995 and 1996, the Company will reflect in rates increments to the deferred balance of environmental site investigation and remediation costs recorded as of September 30, 1994 and 1995, respectively, each over a five-year period. The recovery of these costs in rates is conditioned upon absence of a PSC determination that such costs have not been reasonably or prudently incurred. In addition, the Company must demonstrate that it has taken all reasonable steps to obtain cost recovery from all available funding sources, including other responsible parties and insurance carriers.

5.   Regulatory Assets

     Statement of Financial Accounting Standards (SFAS) No. 121, issued in March 1995 and effective for 1996, establishes accounting standards for the impairment of long-lived assets. The new standard requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected undiscounted future cash flows. SFAS No. 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. This statement is not expected to have an impact on the Company's financial condition or results of operations upon adoption. Regulatory assets arise from the allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes differently from bases generally applied by nonregulated companies in accordance with SFAS No. 71, "Accounting for Certain Types of Regulation."

     The Company had net regulatory assets of $104.1 million as of June 30, 1995, which included $81.3 million related to Federal income taxes and $33.2 million related to deferred environmental costs, offset by net deferred credits of $10.4 million. These amounts are included in Deferred Charges and Deferred Credits-Other in the Condensed Consolidated Balance Sheet at June 30, 1995. In the event that it was no longer subject to the provisions of SFAS No. 71, the Company estimates that the write-off of these net regulatory assets could result in a charge to net income of approximately $65 million.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1)  Three Months ended June 30, 1995 vs. Three Months ended
     June 30, 1994.

(2)  Nine Months ended June 30, 1995 vs. Nine Months ended June 30,
     1994.

(3)  Twelve Months ended June 30, 1995 vs. Twelve Months ended June
     30, 1994.

Consolidated results in the third quarter of fiscal 1995 showed a loss of $6.2 million, or 13 cents per share, compared to a loss of $7.7 million, or 16 cents per share, in the third quarter of last year. The third quarter is typically unprofitable due to the seasonal nature of gas heating sales, the principal source of consolidated revenue. Earnings for the nine months ended June 30, 1995 were $110.1 million, or $2.29 per share, compared to $107.8 million, or $2.30 per share, in the nine months ended June 30, 1994. Consolidated earnings in the twelve months ended June 30, 1995 were $89.3 million, or $1.86 per share, compared to $78.6 million, or $1.70 per share, in the twelve months ended June 30, 1994.

Earnings for periods ended June 30, 1995 reflect higher utility operating margins largely due to cost reduction efforts. Revenues from large-volume markets both within and outside our traditional service area have increased in 1995. Sales growth normalized for weather has slackened from levels attained in recent years. Earnings in 1995 from gas exploration and production were lower compared to 1994 due to lower production and pricing. Also, results in the current quarter include new Canadian operations.

The effect on utility revenues of the extreme variations in the weather was largely offset by the weather normalization adjustment included in the Company's tariff. However, effective October 1, 1994, the adjustment was modified to exclude weather variations of less than 2.2% from normal. This modification resulted in an increase in utility revenues of approximately $0.4 million for the quarter ended June 30, 1995, but adversely affected revenues by approximately $5.0 million for both the nine and twelve month periods ended June 30, 1995.

Based upon degree days, weather in the third quarter of fiscal 1995 was 22.2% colder than in the third quarter of last year. Firm gas sales in the quarter ended June 30, 1995 were 21,440 MDTH, compared to 19,093 MDTH in the quarter ended June 30, 1994. Firm gas sales were 110,391 MDTH for the nine months ended June 30, 1995 representing a decrease of 8.3% from the same period last year, which was 15.1% colder. Weather in the twelve months ended June 30, 1995 was 11.4% warmer than normal and 15.8% warmer than it was in the twelve months ended June 30, 1994. Consequently, firm gas sales of 123,558 MDTH decreased 7.1% compared with sales in the corresponding period last year.

Total gas throughput from utility operations, which includes deliveries to interruptible customers for gas and transportation services, as well as to off-system customers, was 32,131 MDTH for the third quarter of fiscal 1995 compared to 32,494 MDTH for the third quarter last year. Throughput was 153,821 MDTH for the nine-month period ended June 30, 1995, compared to 153,524 MDTH in the same period last year. Total gas throughput for the twelve months ended June 30, 1995 was 181,664 MDTH, an increase of 2,885 MDTH, or 1.6%, compared to throughput in the twelve months ended June 30, 1994. The effect of warmer winter weather on firm gas sales volumes was offset by increased activity of our New York Market Hub. Deliveries to off-system customers for the twelve months ended June 30, 1995 were 44,244 MDTH compared to 32,780 MDTH for the comparable period a year ago, an increase of 35%.

Net revenues (utility operating revenues less cost of gas of utility sales) decreased 1.3%, 1.6% and .02%, respectively, for the three, nine and twelve months ended June 30, 1995. Decreases in all periods were primarily attributable to the modification of the weather normalization adjustment and provisions for revenue refunds of rate settlement items made in the quarter ended June 30, 1995.

The Company and its gas exploration and production subsidiary employ derivative financial instruments, principally natural gas futures and swaps, and to a much lesser extent, options on futures, for the purpose of risk management. Hedging strategies are independently managed. In connection with utility operations, the Company primarily uses derivative financial instruments to fix margins on sales to large-volume customers to whom gas is sold at a price indexed to the prevailing price of oil, their alternate fuel. Derivative financial instruments are used by the Company's gas exploration and production subsidiary to manage the risk associated with fluctuations in the price received for natural gas production. All the foregoing transactions meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts."

Gas production and other revenues primarily reflect variations in revenues from gas exploration and production operations in all periods presented, principally due to the May 1995 acquisition of a gas processing plant located in British Columbia, Canada by the Company's Canadian affiliate. The acquisition added $4.2 million to revenues. Otherwise, revenues from gas exploration and production decreased 3.3%, 8.9% and 13.2% for the quarter, nine and twelve month periods ended June 30, 1995, respectively, compared with the corresponding periods last year, for the most part reflecting lower gas production volumes largely due to weather-related demand. Wellhead prices prevailing during periods ended June 30, 1995 were substantially lower than in the corresponding periods ended June 30, 1994. However, the use of derivative financial instruments resulted in relatively stable effective prices (average wellhead price received for production including realized hedging gains and losses, expressed as dollars per dekatherm) in all comparative periods. Gas exploration and production revenues for the quarter ended June 30, 1995 reflect a
0.7 billion cubic foot (BCF) decrease in production from off-shore properties and an effective price of $1.72, which was 6.6% higher than the corresponding quarter last year. Gas production and exploration revenues for the nine months ended June 30 reflect a
1.8 BCF decrease in production volume, predominantly off-shore and an effective price of $1.76 in the nine months ended June 30, 1994. Revenues for the twelve months ended June 30, 1995 reflect a 4.4 BCF decrease in production volume, also predominantly off-shore. The effective price for the twelve months ended June 30, 1995 was $1.70, an increase of 9.0% over the twelve months ended June 30, 1994. Hedging increased gas exploration and production revenues by $1.6 million, $4.4 million and $5.0 million, respectively, in the quarter, nine and twelve month periods ended June 30, 1995. Portions of estimated future production are also covered by hedge positions as the Company makes additions to its gas reserve base in futherance of its business plans.

Operation and maintenance expense for the three, nine and twelve month periods ended June 30, 1995 reflects ongoing productivity savings and lower operating expense due to the warmer winter weather. The increase for the quarter ended June 30, 1995 reflects operation and maintenance expense related to the acquisition of the gas processing plant discussed above.

Variations in depreciation and depletion expense primarily reflect higher depreciation expense due to utility property additions, while depletion expense reflects lower production by the Company's gas exploration and production subsidiary.

General taxes principally include state and city taxes on utility revenue and property. Decreases for the three, nine and twelve month periods ended June 30, 1995 are primarily related to decreases in utility revenues.

Federal income tax expense in the three, nine and twelve month periods reflects changes in pre-tax operating income.

Interest charges on long-term debt in all periods generally reflect higher average subsidiary borrowings. Other interest expense reflects accruals related to regulatory settlement items.

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Income from equity investments reflects continued positive results from cogeneration, pipeline and storage projects. (See Notes to Condensed Consolidated Financial Statements, Note 3., "Investment in Iroquois Pipeline.") Such income in the twelve months ended June 30, 1994 included losses related to a propane investment which was sold in September 1993.

Financial Condition

Cash provided by operating activities during periods ended June 30, 1995 remained strong and has been enhanced substantially by the timing of utility net margin and gas cost recoveries, which have been affected by dramatic swings in weather compared with prior periods. Consolidated capital expenditures for the twelve months ended June 30, 1995 were $205.3 million, of which $99.1 million was related to non-utility activities. Capital expenditures for fiscal years 1995 and 1996 are estimated to be approximately $195 million and $185 million, respectively, including $80 million in fiscal 1995, and $75 million in fiscal 1996, related to non-utility activities.

The Company currently has bank lines of credit of $75 million, which secure the issuance of commercial paper. The lines can be increased to $150 million by December 1995. Related borrowings, when necessary, are used primarily to finance seasonal working capital requirements. In addition, two subsidiaries have credit lines totaling $84 million, which for the most part support borrowings under a revolving loan agreement.

Changes in current assets and liabilities at June 30, 1995 compared to June 30, 1994 reflect the combination of the Company's gas marketing activities with those of Pennzoil Gas Marketing Co., a wholly-owned subsidiary of Pennzoil Corporation, in a limited liability corporation, as of April 1, 1995. Such combination is being accounted for under the equity method. Previously gas marketing activities were included in consolidated operations of the Company. Changes in current assets and liabilities at June 30, 1995 compared to September 30, 1994 reflect the aforementioned combination as well as seasonal variations.

The Company's 9% and 8.75% Gas Facilities Revenues Bonds became callable on May 15, 1995 and July 1, 1995, respectively, at optional redemption prices of $102. The Company is evaluating the optimal form for the possible refunding of these bonds.

Rate Matters

Rate Settlement Plan: In October 1994, the PSC approved a new three-year rate settlement agreement which allows an 11.0% return on common equity devoted to utility operations in fiscal 1995, the first year of the new rate plan, compared to 12.1% in fiscal 1994. However, in 1995 improved incentive provisions are expected to result in an earned rate of return in excess of the allowed return. The allowed return will be adjusted in each of the last two years of the rate plan to reflect changes in interest rates.

In addition to improved earnings sharing provisions, the plan provides new incentives, more flexible pricing in the large-volume competitive markets, and rate design modifications to improve the Company's competitive position. The Company is permitted to retain 100% of any earnings from discrete incentives (up to 100 basis points on utility equity.) With respect to earnings sharing provisions, the Company can retain 75% of the first 100 basis points of earnings in excess of the allowed return on utility equity unrelated to discrete incentives, and 50% of any additional earnings above that level. In addition, the Company will retain 20% of margins above $1.8 million from "non-traditional" sales and services (primarily off-system transactions). The settlement agreement provides for no base rate increase in 1995; however, the Company is permitted to amortize to income approximately $1.3 million of previously deferred credits. Base rate increases in years two and three, if any, will be limited to the rate of inflation and will be partially offset by the use of additional available deferred credits. See Notes to the Condensed Consolidated Financial Statements, Note 5., "Regulatory Assets"

On July 15, 1995 the Company made its second stage rate filing in connection with the three-year rate plan discussed above.
Reflected in the filing is a total revenue requirement of $16.5 million. This amount includes the amortization of $10.9 million in previously deferred credits, principally made up of $7.1 million related to excess margins collected in 1995. As a result, the net rate increase will be $5.6 million. The rate of return on common equity will be 10.65% for fiscal 1996, reflecting the reduction in interest rates, and the incentive provisions currently in place would continue and remain available to permit earned rates of return above the allowed level. Under the revised agreement, the subsidiary royalty would be reduced from .75% of the capitalization of the Company's unregulated subsidiaries to .58%. Subject to approval by the PSC, these revisions would go into effect on October 1, 1995.

Restructuring Proceeding: In December 1994, the PSC issued its order in the gas industry restructuring case. The proceeding was instituted by the PSC in response to the restructuring of interstate pipeline services by Federal Energy Regulatory
Commission Order 636, which took effect in November 1993.

The PSC order addresses incentives and margin-sharing issues in a manner that is generally consistent with the Company's new rate plan and provides utilities broad discretion to employ market-based pricing (subject to caps) for services offered to large-volume, or non-core, customers with dual-fuel capability. The order, which is pending on rehearing, allows the Company to continue to offer customers a complete array of bundled sales services as well as gas-supply pricing flexibility generally comparable to that offered by unregulated competitors to large-volume customers. While the order continues to prohibit the Company's gas marketing subsidiary from operating within the Company's territory, the Company understands that at its session held on June 28, 1995, the PSC granted the Company's rehearing application on this issue and determined to lift the restrictions. The Company must offer core customers, reliant solely on gas as a heating fuel, access to available pipeline transportation and storage capacity with provision for recovery of transition costs and full margin transportation rates. The order reduces the minimum transportation service volume requirement for customers, while encouraging the ultimate elimination of such a requirement. Lastly, the order initiated a new proceeding currently underway to evaluate gas purchasing practices and revised gas cost recovery mechanisms and invites proposals for providing service to small-volume customers aggregated into gas purchasing groups.

The Company is fully prepared to meet the requirements of the PSC order. It has prepared tariffs applicable to both core and non-core markets in compliance with the PSC order, and has proposed an incentive gas cost recovery mechanism. That mechanism is being considered in the new proceeding described above. The PSC is expected to act on this proposal by September 1, 1995.

Environmental Matters

The Company is subject to various Federal, state and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operations and maintenance activities. However, as of June 30, 1995 the Company had an unamortized deferred balance of $33.2 million representing its estimate of the minimum cost associated with investigation and remediation at former MGP sites. Of this amount, $4.5 million was expended by June 30, 1995. (See Notes to Condensed Consolidated Financial Statements, Note 4., "Environmental Matters.")

            REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 17.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of June 30, 1995 and 1994, and the related condensed consolidated statements of income for the three, nine and twelve month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine and twelve month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of The Brooklyn Union Gas Company and subsidiaries as of September 30, 1994, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and, in our report dated October 26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ARTHUR ANDERSEN LLP


New York, New York
July 26, 1995

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


Item 5. Other Information

Tentative Labor Settlement

On July 16, 1995, Local 3 of the International Brotherhood of Electrical Workers, which represents approximately 200 employees in Staten Island, agreed to a three-year labor contract with the Company, subject to ratification by the membership. The agreement includes cost containment provisions, and provides for wage increases of 2.75% in each of the first two years, and 3.00% in the third year of the contract as well as certain incentive awards.
The Company's contract with Local 101 of the Transport Worker's Union, representing approximately 1,900 employees in Brooklyn and Queens, expires on October 15, 1995.

Holding Company Petition

Brooklyn Union intends to file a petition with the New York State Public Service Commission to organize its consolidated utility operations and those of its subsidiaries within a holding company. This form of corporate organization would provide the Company with the flexibility to take advantage of timely investment and market-entry opportunities and allow the Company to compete more effectively against other energy providers.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended
June 30, 1995.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                   THE BROOKLYN UNION GAS COMPANY
                                             (Registrant)



Date August  4, 1995               s/ V.D. Enright
                                   V.D. Enright
                                   Senior Vice President and
                                   Chief Financial Officer



Date August  4, 1995               s/ R.M. Desmond
                                   R.M. Desmond
                                   Vice President, Comptroller and
                                   Chief Accounting Officer