Form 10-K
period 1995-09-30
BROOKLYN UNION GAS CO
filed 1995-12-20
CIK 14525

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended           September 30, 1995
                               OR
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

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of Each Exchange on
     Title of Each Class                       Which Registered
Common Capital Stock-$.33 1/3 par value     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
     Aggregate market value of registrant's voting Common Stock held by non-affiliates as of December 13, 1995 was $1,385,422,629.
     On December 13, 1995 the Company had 49,041,509 shares of Common Stock outstanding.
              DOCUMENTS INCORPORATED BY REFERENCE
                                                        Part of
Documents                                               Form 10-K
Definitive Proxy Statement dated December 28, 1995      Part III

PART   I
Item   1.  Business
                  The Company                                 2
                  Subsidiaries                                3
                  Gas Supply                                  5
                  Regulation and Rate Matters                 6
                  Competition                                 7
                  Research and Development                    8
                  Employees                                   8
                  Environmental Matters                       9

Item   2.  Properties                                         9

Item   3.  Legal Proceedings                                  10

Item   4.  Submission of Matters to a Vote of Security
           Holders                                            10
PART   II
Item   5.  Market for the Registrant's Common Stock and
           Related Security Holder Matters                    10

Item   6.  Selected Financial Data                            13

Item   7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      14

Item   8.  Financial Statements and Supplementary Data        23

Item   9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure             47

PART   III

Item  10.  Directors and Executive Officers of the
           Registrant                                         47

Item  11.  Executive Compensation                        47 & 49

Item  12.  Security Ownership of Certain Beneficial Owners
           and Management                                     47

Item 13.   Certain Relationships and Related Transactions     47

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                48

Signatures                                                    56

                             Part I

Item 1.   Business

                           The Company

     The Brooklyn Union Gas Company (Company) was incorporated in the State of New York in 1895 as a combination of existing companies, the first of which was granted a franchise in 1849. The Company distributes natural gas at retail, primarily in a territory of approximately 187 square miles, which includes the Boroughs of Brooklyn and Staten Island and two-thirds of the Borough of Queens, all in New York City. The population of the territory served is approximately 4,000,000. As of September 30, 1995, the Company had approximately 1,125,000 active meters, of which approximately 1,086,000 were residential. The Company is subject to the regulatory jurisdiction of the New York State Public Service Commission (PSC). The Company's executive offices are located at One MetroTech Center, Brooklyn, New York 11201-3850. Its telephone number is (718)403-2000. Financial and other information is also available through the World Wide Web at http://www.bug.com.

     The Company's business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared to total sales. Accordingly, results of operations historically are most favorable in the second quarter (the three months ended March
31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter. Results for the third quarter are marginally unprofitable, and losses are incurred in the fourth quarter. The effect on utility earnings of variations in revenues caused by abnormal weather during the heating season is largely offset by the operation of a Weather Normalization Adjustment contained in the Company's tariff (see Item 1., "Business - Regulation and Rate Matters"). Also, results of operations are affected by the timing and amounts of approved rate changes.

     The heating capacity of gas is measured in therms. One therm equals 100,000 BTUs, the heat content of approximately 100 cubic feet of natural gas. The heat content of approximately 1,000,000 cubic feet of gas represents 10,000 therms or 1 MDTH. Accordingly, one billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

     For the fiscal year ended September 30, 1995, utility firm gas sales were 123,356 MDTH, of which 75% were residential, 12% commercial, 8% governmental and 5% industrial. Other utility gas sales and transportation deliveries to off-system and interruptible customers amounted to 49,910 MDTH. In addition, utility capacity release transactions amounted to approximately 32,170 MDTH.

                          Subsidiaries


     The PSC has authorized the Company to invest up to 20% of its consolidated capitalization in non-utility energy-related businesses through fiscal 1996. This authorization is based upon the Company's cash investments less dividends received. At September 30, 1995, the total investment in non-utility subsidiaries computed on this basis was approximately 14% of
capitalization.   In August 1995, the Company filed a petition with
the PSC to organize its utility operations and those of its subsidiaries within a holding company. (See Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Rate and Regulatory Matters - Holding Company Petition and Price Cap Proposal'.") If the holding company petition is approved, the Company will no longer require this investment authorization.

     The Company's principal wholly-owned subsidiaries participate and own investments in gas exploration, production, marketing, and cogeneration. Subsidiaries also have minority interests in pipeline and storage projects. In fiscal 1995, earnings from subsidiaries were $12.8 million, or 27 cents per share, representing 14% of consolidated earnings. For further information regarding operating results of the subsidiaries, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Gas Exploration, Production and Marketing

     Fuel Resources Inc. (FRI) operates in the Arkoma Basin, and its subsidiaries operate in West Virginia, East Texas and Canada. The Houston Exploration Company (THEC) operates in the Gulf of Mexico. In 1995, total gas production was approximately 23 BCF and proved net gas reserves at year-end were 202 BCF. Such reserves are divided equally between FRI and THEC. (For additional information, see Part II, Item 8., "Financial Statements and Supplementary Data," Note 8., "Supplemental Gas and Oil Disclosures.")

     BRING Gas Services Corp. (BRING), FRI's marketing subsidiary, combined its operations with those of Pennzoil Gas Marketing, Inc., a wholly-owned subsidiary of Pennzoil Corporation, effective as of April 1, 1995. BRING owns a 50% equity interest in the new entity, PennUnion Energy Services, L.L.C.

     Solex Energy Company, Inc., FRI's Canadian affiliate, acquired an operating gas processing plant located in British Columbia, Canada in 1995.

Investments in Energy Services

Cogeneration

     Gas Energy Inc. (GEI) and Gas Energy Cogeneration Inc. (GECI) participate in the development, operation and ownership of cogeneration projects. A GEI subsidiary is a 50% partner in a 100-megawatt facility at John F. Kennedy International Airport (JFK) in Queens, New York. This facility commenced operations in 1995. In October 1993, GEI purchased an 11.3% interest in a previously completed 174-megawatt gas cogeneration plant located in Lockport, New York. GECI is a 50% partner in a 40-megawatt facility that serves the State University of New York at Stony Brook, Long Island. This facility also commenced operations in 1995. Additionally, GECI is a 45% partner in a 50-megawatt gas cogeneration plant that has been producing heat and power at a Northrop Grumman facility located in Bethpage, Long Island, New York.

     The scope of cogeneration activities also includes providing fuel-management services. GEI subsidiaries provide such services to the JFK, Stony Brook and Northrop Grumman facilities and to another 50-megawatt facility which provides heating and cooling to Nassau Veterans Memorial Coliseum and Nassau Community College. In 1995, these subsidiaries, as fuel managers, provided 12,700 MDTH of gas to cogeneration projects.

Pipeline and Other

     North East Transmission Co., Inc. (NETCO) owns an 11.4% interest in the Iroquois Gas Transmission System (Iroquois), a 375-mile pipeline that currently transports more than 800 MDTH of Canadian gas supply daily to markets in the northeastern United States. The Company currently receives up to 70 MDTH of gas per day through Iroquois. For information regarding governmental investigations of alleged violations involving the Iroquois project, see Part II, Item 8., "Financial Statements and Supplementary Data," Note 6., "Investment in Iroquois Pipeline."

     Through its affiliates, Brooklyn Union has equity investments in two gas storage facilities located in New York State.

                                Gas Supply
General

     Changes in regulatory policies and market forces have shifted the industry from traditional cost-based regulation involving gas sales, transportation, storage and other related services on a bundled basis by the interstate pipelines toward market-based sales on an unbundled basis. These policy changes have made the market more competitive with respect to gas supply and related services. Accordingly, the PSC has initiated a proceeding to establish policy and implement utility tariff revisions in line with market objectives of providing utility customers with wider choices in gas supply and related services at the local level. (See Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Rate and Regulatory Matters - Restructuring Proceeding'.") This proceeding could affect utility gas merchant activities and the Company is managing its gas procurement practices accordingly.

     In 1995, 66% of gas supply was purchased from domestic sources under long-term contracts, 23% from Canadian sources under long-term contracts and 11% from spot market sources.

     The Company opened the first New York-based market hub for buyers and sellers of natural gas in the Northeast in fiscal 1994. With interconnections and access to several major pipelines, the New York Market Hub offers transportation, balancing and exchange services to a wide variety of customers, including utilities, municipalities, marketers and large-volume customers. In 1995, the Company delivered 39,200 MDTH of gas and related services to customers in 16 states as well as Washington, D.C. and Ontario, Canada. In addition, capacity release transactions amounted to approximately 32,170 MDTH.

Long-Term Supply

     Under long-term contracts and regulatory certificates applicable to gas supply and pipeline transportation and storage services, the Company's suppliers will provide maximum firm daily total deliveries of 966 MDTH of gas for the 1995-96 winter, consisting of 376 MDTH per day of firm domestic gas supply, 100 MDTH per day of firm Canadian gas supply and 490 MDTH per day of domestic storage and winter services.

     The Company's major providers of domestic interstate pipeline capacity and related services are: Transcontinental Gas PipeLine Corporation, Texas Eastern Transmission Corporation, Tennessee Gas Pipeline Company (Tennessee), CNG Transmission Corporation and Texas Gas Transmission Company, which provide unbundled firm transportation and storage services. These pipelines are the conduit for the delivery of domestic supplies purchased from natural gas sellers to the Company's market. Total maximum daily U.S. supplies are 866 MDTH of gas.

     Canadian supplies include 70 MDTH of gas per day purchased from western Canadian suppliers and marketers transported by Iroquois and 30 MDTH of gas per day purchased from the Boundary Gas Project and transported by Tennessee. Canadian gas is produced primarily in the Province of Alberta, and is transported within Canada primarily by TransCanada PipeLines, Ltd.

Spot Market Supply

     The Company continues to purchase gas on the spot market when contractually and economically feasible. In fiscal 1995, spot purchases totaled 17,756 MDTH of gas.

Peak-day Supply

     The Company plans for peak-day demand on the basis of an average temperature of 0oF. Gas demand on such a design peak-day is estimated at 1,128 MDTH during the 1995-96 winter. The highest 24-hour firm sendout experienced by the Company was 1,022 MDTH on January 19, 1994, when the average temperature was 4oF.

     For the 1995-96 winter, the Company has the capability to provide a maximum peak-day supply of approximately 1,257 MDTH, consisting of firm flowing supply, pipeline storage supply, seasonal winter supply, and vaporized liquefied natural gas (LNG). The Company's LNG plant has a storage capacity of 1,660 MDTH and peak-day sendout capacity of 291 MDTH, or 23% of peak-day supply.

Gas Costs

     The average cost of gas purchased for firm customers was $3.12 per DTH in fiscal 1995, $3.55 per DTH in 1994 and $3.49 per DTH in 1993. Gas prices have been competitive with costs of most other energy sources, including alternate grades of fuel oil, although gas continues to be priced at some premium to No. 2 grade fuel oil. Gas costs reflect the results of the Company's hedging program.

                   Regulation and Rate Matters

     Utility retail sales, which include sales of gas, transportation and balancing services by the Company, are made primarily under rate schedules and tariffs filed with and subject to the jurisdiction of the PSC. In general, the schedules provide for block rates that result in reductions in the unit price as use increases. They contain gas cost adjustment provisions that permit the Company to pass on to firm customers increases and decreases in the cost of gas from levels included in base rates. Revenue requirements for ratemaking purposes are established on the basis of firm sales projections assuming normal weather. Net revenues (revenues less gas costs) from tariff sales for gas, transportation and balancing services on an interruptible basis, as well as from off-system gas sales, are refunded to firm customers, subject to sharing provisions.

     Service is provided to certain large-volume customers, principally in the multi-family and commercial markets, under a temperature controlled (TC) rate that is competitive with the price of alternate grades of fuel oil. These large-volume customers use gas for space and water heating under the TC rate, except that when the temperature falls below a specified level, then oil, the
alternate fuel, is used.   Service is provided to the small
apartment house market under a similar rate.

       Further, the PSC has authorized more pricing flexibility to the Company in the TC market. The Company offers negotiated "customized" rates to large-volume customers both within and outside its service territory. In some instances, the Company uses financial instruments to protect margins on these sales. ( See
Part II, Item 8., "Financial Statements and Supplementary Data,"
Note 5B., "Derivative Financial Instruments.")

     The Company's tariff contains a Weather Normalization Adjustment that permits recovery from firm heating customers of firm net revenue shortfalls due to warmer-than-normal weather during a heating season. In a colder-than-normal heating season, the Company is required to refund to these customers net revenues from firm gas sales in excess of those which would have been realized under normal weather conditions. Effective October 1, 1994, the adjustment was modified to exclude weather variations (positive or negative) of less than 2.2% from normal during each billing cycle.

     For information regarding the status of rate settlements and other regulatory proceedings, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Rate and Regulatory Matters'." Also, for additional information on the effects of rate regulation see Part II, Item 8., "Financial Statements and Supplementary Data, 'Summary of Significant Accounting Policies - Regulatory Assets'."

                           Competition
     As discussed above, changes in Federal and more recently State regulatory policies have resulted in increased competition in interstate and local gas markets. The Company has responded to these changes by increasing sales to off-system customers, primarily through its New York Market Hub, while maintaining its position in local markets for which new tariffs have been filed with the PSC in accordance with its restructuring proceeding. (See
Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Rate and Regulatory Matters - Restructuring Proceeding'.")

     In local markets, gas also competes with fuel oil. The Company has expanded existing markets and is developing new ones to increase gas sales. In the residential heating market, gas is sold in competition with No. 2 grade fuel oil. During the year, gas at the burner tip was generally competitive with alternate grades of fuel oil, although it was priced at some premium to No. 2 grade fuel oil. Conversions from oil to gas heat continued during fiscal 1995. Approximately 77% of one- and two-family homes in the Company's service area now use gas for space heating.

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

     The Company continues to be committed to obtaining greater operational efficiencies, through workforce reductions achieved through early retirement programs and normal attrition, as well as tax reduction efforts, advanced construction methods and use of state-of-the-art computer technology. The Company is unique among investor-owned utilities in that all of its outstanding long-term debt used to finance utility gas facilities is tax-exempt.

                    Research and Development

     In fiscal 1995, the Company spent $11.9 million on research and development (R&D) programs. Of this amount, $2.1 million went to support programs of the Gas Research Institute. The Company also provided $2.7 million to other research associations, including the New York State Energy Research and Development Authority (NYSERDA) and the New York Gas Group.

     The balance of $7.1 million was devoted primarily to the Company's internal R&D programs relating to efficient gas utilization and operations technologies. These programs include development and demonstration of gas heat pumps, fuel cells, new technologies to reduce meter reading costs and vehicles powered by compressed natural gas, as well as refueling stations. In addition, the Company made significant efforts to develop innovative operation systems which reduce utility costs. These new systems deploy state-of-the-art hardware such as pen-based hand-held computers and object-oriented software for precise risk analysis and modeling.

                            Employees
     The Company and its subsidiaries employed 3,378 people at September 30, 1995, compared to 3,506 at September 30, 1994. The decrease reflects normal workforce reductions and the effect of early retirement programs.

     In November 1995, a new labor agreement was ratified by the membership of Local 101 of the Transport Workers Union, which represents approximately 1,900 employees. The agreement provides for total wage increases of approximately 9.3% over its three-year term. The agreement also provides certain productivity savings and a gainsharing incentive tied to attainment of certain corporate goals. A similar agreement applicable to 200 employees represented by Local 3 of the International Brotherhood of Electrical Workers was ratified in August 1995.

                      Environmental Matters

     For information regarding environmental matters affecting the Company, see Part II, Item 7., "Management's Discussion and
Analysis of Financial Condition and Results of Operations -
'Environmental Matters'," and Part II, Item 8., "Financial
Statements and Supplementary Data," Note 7., "Environmental
Matters."

Item 2. Properties

     In fiscal 1995, consolidated capital expenditures were $214.0 million, of which $108.7 million was primarily for utility property additions and $105.3 million was for subsidiaries. Consolidated capital expenditures are estimated to be approximately $195 million for each of fiscal years 1996 and 1997.

     The Company holds franchises to lay gas mains in the streets, highways and public places in the Boroughs of Brooklyn and Staten Island, and the former Second and Fourth Wards of the Borough of Queens. The Company has consents and permits which, with immaterial exceptions, give it the right to carry on its utility operations, substantially as now carried on, in the territory served. The Company's franchises are unlimited in duration, except that a franchise to transmit and distribute gas in the former Fifth Ward of the Borough of Staten Island expires in 2006. Gas sales revenues in the former Fifth Ward are approximately 2.4% of the total gas sales revenues of the Company.

     As of September 30, 1995, the Company's distribution pipeline system consisted of approximately 2,005 miles of cast iron main, 1,680 miles of steel main and 255 miles of mains with plastic inserts, with requisite accessory compressor and regulating stations, and one gas storage holder having a capacity of 15 MDTH. The distribution system for the most part is located under public streets.

     The Company owns and operates an LNG plant, located at its Greenpoint Energy Center in Brooklyn, to liquefy and store gas during the summer months for vaporization and use during the winter months. This plant has a storage capacity of 1,660 MDTH of natural gas in liquid form and has a vaporization capacity of 291 MDTH per day.

     The Company leases its corporate headquarters at One MetroTech Center in downtown Brooklyn. The lease agreement has a remaining term of 16 years and renewal options. The Company owns or leases certain other buildings and facilities for use in the conduct of its business. The Company's gross lease payments are approximately $14.3 million per year.

     Principal consolidated properties of subsidiaries and their affiliates include gas and oil leasehold interests, producing wells and related equipment and structures.

     For information required by this item concerning the gas and oil exploration, development and producing activities of the Company's subsidiaries, see Part II, Item 8., "Financial Statements and Supplementary Data," Note 8., "Supplemental Gas and Oil
Disclosures."

Item 3.   Legal Proceedings

     For information regarding governmental investigations of alleged violations involving the Iroquois project, see Part II,
Item 8., "Financial Statements and Supplementary Data," Note 6., "Investment in Iroquois Pipeline." For information regarding environmental matters affecting the Company, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," and Part II, Item 8., "Financial Statements and Supplementary Data," Note 7., "Environmental Matters."

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

Stock Listings
     The Company's common stock and preferred stock are traded on the New York Stock Exchange under the trading symbol BU. Daily stock reports are carried by most major newspapers under the headings BrklyUG for the common stock and BkUG for the preferred stock.

Dividends
     Quarterly dividends on common stock are payable on the first of February, May, August and November; preferred dividends are payable on the first of March, June, September and December. All dividends paid by the Company are taxable as ordinary income.

Annual Meeting
     The next annual meeting of shareholders will be held at the Company's General Office at 10:00 a.m. on Thursday, February 1,
1996.

Transfer Agent and Registrar of Stock
First Chicago Trust Company of New York
P.O. Box 2500
Jersey City, N.J.  07303-2500
(201)324-0498

Independent Public Accountants
Arthur Andersen LLP
1345 Avenue of the Americas
New York, NY  10105
(212)708-4000

SUPPLEMENTARY INFORMATION (UNAUDITED)

QUARTERLY INFORMATION

                  SUMMARY OF QUARTERLY INFORMATION

The following is a table of financial data for each quarter of fiscal 1995 and 1994.  The
Company's business is influenced by seasonal weather conditions and the timing of approved base utility tariff rate changes.  The effect on utility earnings of variations in revenues caused by abnormal weather is largely mitigated by operation of a weather normalization adjustment contained in the Company's tariff.
                           First       Second      Third       Fourth
                           Quarter     Quarter     Quarter     Quarter
                           (Thousands of Dollars Except Per Share Data)
1995
  Operating revenues        358,348     481,615     217,696     158,625
  Operating income(loss)     55,153      85,902       6,326      (8,871)
  Income (loss) applicable
    to common stock          42,753      73,555      (6,188)    (18,622)
  Per common share:
    Earnings (loss) (a)        0.90        1.53       (0.13)      (0.38)
    Dividends declared       0.3475      0.3475      0.3475      0.3475
1994
  Operating revenues        371,478     548,970     240,661     177,521
  Operating income(loss)     53,125      83,561       4,085      (6,467)
  Income (loss) applicable
    to common stock          42,073      73,465      (7,690)    (20,815)
  Per common share:
    Earnings (loss) (a)        0.90        1.57       (0.16)      (0.44)
    Dividends declared       0.3375      0.3375      0.3375      0.3375

(a)  Quarterly earnings per share are based on the average number of shares outstanding during the quarter.  Because of the increasing number of common shares outstanding in each quarter, the sum of quarterly earnings per share does not equal earnings per share for the year.


                  SUMMARY OF QUARTERLY STOCK INFORMATION

                                    First       Second     Third     Fourth
                                    Quarter     Quarter    Quarter   Quarter
 1995
  High                              25 3/8      24 3/4     26 3/8    26 3/8
  Low                               21 1/2      22         23 3/4    23 1/4
  Close                             22 1/4      24 1/8     26 1/4    24 5/8
  Shares Traded (000)               2,695       3,977      2,543     3,219
 1994
  High                              27 1/2      28 7/8     25 1/8    25 3/4
  Low                               24 7/8      23         22 1/8    23 1/2
  Close                             27 3/8      23 3/4     24 3/8    24 7/8
  Shares Traded (000)               3,978       2,542      2,206     1,931

   Item 6. Selected Financial Data

    For the Year Ended September 30,       1995         1994         1993         1992         1991
                                                  (Thousands of Dollars Except Per Share Data)
    Income Summary
    Operating revenues
       Utility sales                  $1,152,331   $1,279,638   $1,145,315   $1,038,061     $951,711
       Gas production and other           63,953       58,992       60,189       36,799       25,550
    Total operating revenues           1,216,284    1,338,630    1,205,504    1,074,860      977,261
    Operating expenses
       Cost of gas                       446,559      560,657      466,573      402,137      373,048
       Operation and maintenance         381,194      381,696      363,792      333,984      302,171
       Depreciation and depletion         72,020       69,611       64,779       73,930       42,644
       General taxes                     134,718      150,743      144,827      135,549      136,245
       Federal income tax                 43,283       41,619       42,433       30,812       27,017
    Operating income                     138,510      134,304      123,100       98,448       96,136
    Income (loss) from energy services
         investments                       9,458        5,689        1,150       (1,041)         136
    Gain on sale of investment in
         Canadian gas company                -             -        20,462          -            -
    Write-off of investment in propane
         company                             -              -      (17,617)         -            -
    Other, net                            (4,309)      (2,338)      (3,379)       2,935        2,949
    Federal income tax benefit             1,243          921          950        1,593        3,050
    Interest charges                      53,067       51,192       48,103       42,062       40,462
    Net income                            91,835       87,384       76,563       59,873       61,809
    Dividends on preferred stock             337          351          364        2,078        3,847
    Income available for common stock    $91,498      $87,033      $76,199      $57,795      $57,962
    Financial Summary
    Common stock information
         Per share
             Earnings ($)                   1.90         1.85         1.73         1.35         1.45
             Cash dividends declared ($)    1.39         1.35         1.32         1.29         1.27
             Book value, year-end ($)      16.94        16.27        15.55        14.56        14.37
             Market value, year-end ($)   24 5/8       24 7/8       25 3/4       22 3/8       20 5/8
         Average shares outstanding (000) 48,211       46,980       44,042       42,882       39,894
         Shareholders                     33,669       35,233       30,925       31,367       30,749
         Daily average shares traded      49,100       42,100       33,100       26,900       30,500
    Capital expenditures ($)             214,006      199,572      204,514      173,467      147,745
    Total assets ($)                   2,116,922    2,029,074    1,897,847    1,748,027    1,717,493
    Common equity ($)                    826,290      774,236      721,076      632,254      607,573
    Preferred stock, redeemable ($)        6,900        7,200        7,500        7,800       44,467
    Long-term debt ($)                   720,569      701,377      689,300      682,031      685,413
    Total capitalization ($)           1,553,759    1,482,813    1,417,876    1,322,085    1,337,453
    Earnings to fixed charges (times)       3.17         3.21         3.19         2.86         2.95
    Utility Operating Statistics
    Gas data (MDTH)
         Firm sales                      123,356      133,513      128,972      122,476      108,694
         Other gas and transportation     49,910       42,392       25,032       23,706       15,963
         Maximum daily capacity, year-end  1,256        1,256        1,258        1,199        1,179
         Maximum daily sendout               963        1,022          915          904          837
    Total active meters (000)              1,125        1,122        1,119        1,117        1,111
    Heating customers (000)                  454          446          441          436          428
    Degree days                            4,240        4,974        4,802        4,659        3,971
         Colder (Warmer) than normal (%)   (11.2)         3.1          -           (4.0)       (19.0)

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings and Dividends

     In fiscal 1995, consolidated income available for common stock was $91.5 million, or $1.90 per share, compared to $87.0 million, or $1.85 per share, in 1994, and $76.2 million, or $1.73 per share, in 1993. This was the third consecutive year of record earnings.

     Consolidated earnings, including income from equity investments, for the last three fiscal years are summarized below:

   __________________________________________________________________________
                                         1995            1994          1993
   __________________________________________________________________________
                                                 (Thousands of Dollars)
   Income Available for Common Stock

    Utility                              $78,677         $76,665      $69,083
    _________________________________________________________________________
    Gas exploration and production
     Operations
       United States                       7,849           5,707        2,707
       Canadian (includes gas processing)    227               -        2,739
     Gain on sale of Canadian investment       -               -       12,500
   __________________________________________________________________________
                                           8,076           5,707       17,946
    _________________________________________________________________________

    Energy services
     Pipeline and other                    2,075           3,358        2,792
     Cogeneration                          2,670           1,303          907
     Propane
       Operations                              -               -      ( 3,078)
       Write-off                               -               -      (11,451)

   __________________________________________________________________________
                                           4,745           4,661      (10,830)
   __________________________________________________________________________
             Consolidated                $91,498         $87,033      $76,199

   __________________________________________________________________________

     In 1995, utility operations provided an equity return of 12.3%. The return, which included incentives authorized by the New York State Public Service Commission (PSC), was higher than the allowed rate of 11.0%. The Company has earned at or above its allowed return on utility common equity in 16 of the last 17 years.

     In the last three years, income available for common stock from utility operations has benefited from additions of new firm gas heating customers, principally as a result of customer conversions from oil to gas for space heating in homes and buildings, rate relief and earnings incentives provided under rate stipulations (see "Rate and Regulatory Matters"). In 1995, such incentive-based earnings were related largely to higher margins on sales to large-volume customers and attaining a 95% customer satisfaction rating in benchmarks used by the PSC. The effect on utility revenues of variations in weather largely was offset by the weather normalization adjustment included in the Company's tariff. However, effective October 1, 1994, the adjustment was modified to exclude weather variations (positive or negative) of less than 2.2% from normal. This modification adversely affected utility net revenues by approximately $4.9 million in 1995. Sales growth normalized for weather slackened from levels attained in recent years. Utility operating margins have improved due to cost reduction efforts.

     In 1995, earnings from gas exploration and production increased despite lower market prices. In 1994 and 1993, earnings from gas exploration and production operations increased primarily due to higher U.S. production. In 1993, earnings also included an after tax gain of $12.5 million on the sale of a subsidiary's investment in a Canadian gas exploration and production company. Canadian gas processing operations began anew in 1995.

     Earnings from investments in energy services are attributable to a number of factors. Earnings from pipeline and other in all periods reflect higher throughput on the Iroquois Gas Transmission System, L.P., in which a Company subsidiary holds an 11.4% interest. In 1995, earnings were reduced by a provision for the subsidiary's proportionate share of estimated costs of legal matters involving the Iroquois project. Higher earnings from cogeneration investments reflect equity income from gas-fired plants at John F. Kennedy International Airport and the campus of the State University of New York at Stony Brook, both of which were completed in 1995, and the acquisition in 1994 of an interest in a previously completed cogeneration plant located in Lockport, New York.

     The consolidated rate of return on average common equity was 10.9% in 1995, compared to 11.0% in 1994 and 10.9% in 1993.

     In December 1994, the Board of Directors authorized an increase in the annual dividend on common stock to $1.39 per share from $1.35 per share. This increase became effective on February 1, 1995, when the quarterly dividend was raised to 34 3/4 cents per share from 33 3/4 cents per share. Common dividends have been increased in 19 consecutive years and paid continuously for 47 years.

Sales, Gas Costs and Net Revenues

     Firm utility gas sales volume in fiscal 1995 was 123,356 MDTH compared to 133,513 MDTH in 1994 and 128,972 MDTH in 1993.
Measured by annual degree days, weather was 11.2% warmer than normal in 1995, 3.1% colder than normal in 1994 and normal in 1993.
Sales growth in all markets resulted primarily from conversions to natural gas from oil for space heating, especially by large
apartment buildings.  In 1995, the growth in firm sales normalized for weather fell short of the rate experienced in recent years, reflecting reduced consumption per customer related to the
extremely warm weather.
_________________________________________________________________
                     1995             1994            1993
_________________________________________________________________
                                   (Thousands of Dollars)
Utility sales     $ 1,152,331      $ 1,279,638     $ 1,145,315
Cost of gas          (446,559)        (560,657)       (466,573)
_________________________________________________________________
Net revenues      $   705,772      $   718,981     $   678,742
_________________________________________________________________
Gas production
   and other      $    63,953      $    58,992     $    60,189
_________________________________________________________________

     In 1995, lower utility sales primarily reflect lower billings for gas costs due to warm weather. Further, utility sales (and net revenues) reflect reductions of approximately $13.2 million related to sharing of margins on sales to certain large-volume customers. As previously mentioned, modification of the weather normalization adjustment caused a reduction in utility net revenues of $4.9 million in 1995. For additional information regarding utility sales and net revenues in the last three years, see "Rate and Regulatory Matters."

     During the year, gas at the burner tip was competitive with alternative grades of fuel oil, although it continued to be priced at some premium to No. 2 grade fuel oil. Residential heating sales in markets where the competing fuel is No. 2 grade fuel oil and sales to other small-volume customers were approximately 75% of firm sales volume in 1995. Demand in these markets is less sensitive to periodic differences between gas and oil prices. In large-volume heating markets, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 6 grade heating oil. There is substantial sales potential in these markets, which include large apartment houses, government buildings and schools.

     Moreover, a significant market for off-system sales has developed as a result of Federal Energy Regulatory Commission
(FERC) initiatives. In 1995, other gas and transportation sales to off-system and interruptible customers amounted to 49,910 MDTH. In addition, capacity release transactions amounted to approximately 32,170 MDTH. These revenue producing transactions reflect optimal use of available pipeline capacity and the Company's New York-based market hub.

     The cost of gas, $446.6 million in 1995, was $114.1 million or 20.4% lower than in 1994. The lower cost reflects lower heating sales due to warmer weather and lower average gas prices. The cost of gas for firm customers was $3.12 per DTH (one DTH equals 10 therms) in 1995, compared to $3.55 per DTH in 1994 and $3.49 per DTH in 1993.

     The Company and its gas exploration and production subsidiary employ derivative financial instruments, natural gas futures and swaps, for the purpose of managing commodity price risk. In connection with utility operations, the Company primarily uses derivative financial instruments to fix margins on sales to large-volume customers to which gas is sold at a price indexed to the prevailing price of oil, their alternate fuel. Derivative financial instruments are used by the Company's gas exploration and production subsidiary to manage the risk associated with fluctuations in the price received for natural gas production. Hedging strategies are managed independently. (See Part II, Item 8., "Financial Statements and Supplementary Data," Note 5B., "Derivative Financial Instruments," for additional information.)

     The increase in revenues from gas production and other in 1995 is due to the acquisition of a gas processing plant located in British Columbia, Canada by the Company's Canadian affiliate. Revenues from U.S. operations were down as a result of lower production and pricing due to reduced demand related to weather.
In 1995, gas production was approximately 22.7 billion cubic feet
(BCF), or 0.7 BCF below last year's production. Wellhead prices prevailing in 1995 were lower than in 1994. However, hedging helped reduce the adverse effects of lower wellhead prices. In 1995, wellhead prices averaged approximately $1.47 per MCF compared to $1.97 per MCF last year. The effective price (average wellhead price received for production including realized hedging gains and losses) was $1.77 per MCF in 1995 compared to $1.84 per MCF in 1994. The decrease in revenues from gas production and other in 1994 is due to the sale of Canadian gas exploration and production operations at the end of 1993 to realize the profit and value embodied in the investment. (See Part II, Item 8., "Financial Statements and Supplementary Data," Note 8., "Supplemental Gas and Oil Disclosures," for additional information.)

Expenses, Other Income and Preferred Dividends

     The decrease in operation expense in 1995 reflects the effects of warm weather compared to last year and various cost reduction efforts. In 1994, severe winter weather caused higher utility gas distribution operation expense. The benefit of ongoing cost reduction programs substantially outweighed the adverse effects of generally higher labor and material costs. Moreover, consolidated operation expense in 1995 included approximately $9.0 million of costs related to Canadian gas processing operations, which commenced anew in the second half of the year. Maintenance expense includes costs related to city and state construction projects.

     The increase in depreciation and depletion expense in 1995 reflects higher depreciation charges related to utility property additions. The effect of higher utility depreciation expense more than offset lower depletion expense due to reduced gas production of subsidiaries. The increase in consolidated expense in 1994 reflects higher utility depreciation expense as well as higher depletion charges related to increased gas production in that year.

     General taxes principally include state and city taxes on utility revenues and property. The applicable property base generally has increased, although the Company has been able to realize significant savings by the aggressive pursuit of reductions in property value assessments. Taxes based on revenues reflect the variations in utility revenues each year.

     Federal income tax expense reflects changes in pre-tax income. Also, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS-109) in 1994. Adoption of SFAS-109 had no effect on net income. (See Part II, Item 8., "Financial Statements and Supplementary Data," Note 1., "Federal Income Tax.")

     Interest charges on long-term debt in each of the last three fiscal years generally reflect higher average subsidiary borrowings. Other interest expense primarily reflects accruals of carrying charges related to regulatory settlement items.

     The increase in other income in 1995 primarily reflects the increase in earnings from energy services investments as discussed above.

     Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Capital Expenditures

     Consolidated capital expenditures were $214.0 million in fiscal 1995, $199.6 million in fiscal 1994 and $204.5 million in 1993.

     Capital expenditures related to utility operations were $108.7 million in 1995, $103.8 million in 1994 and $110.8 million in 1993. Utility expenditures in all years principally were for the renewal and replacement of mains and services. Plant additions to serve new customers and develop new markets were $28.0 million in 1995, $28.8 million in 1994 and $24.9 million in 1993.

     Capital expenditures related to gas exploration, production and processing activities were $83.0 million in 1995, $71.3 million in 1994 and $66.3 million in 1993. The 1995 amount reflects increased off-shore development activities and the purchase of a Canadian gas processing plant. Net proved gas reserves at September 30, 1995 were approximately 202 BCF. These reserves are located off-shore in the Gulf of Mexico and on-shore in the Arkoma Basin, East Texas and West Virginia.

     Capital expenditures related to energy services investments were $22.3 million in 1995, $24.5 million in 1994 and $27.4 million in 1993. Expenditures in all years were primarily related to the construction of the John F. Kennedy International Airport cogeneration project and, in 1995, include $5.6 million related to the Stony Brook cogeneration plant. In 1994, capital expenditures also include $10.9 million related to the acquisition of an interest in a previously completed cogeneration plant located in Lockport, New York.

     Consolidated capital expenditures for fiscal years 1996 and 1997 are estimated to be approximately $195 million in each year, including $85 million per year related to non-utility activities. The level of such expenditures is reviewed periodically and can be affected by timing, scope and changes in investment opportunities. The PSC has authorized the Company to invest up to 20% of its consolidated capitalization in non-utility energy-related businesses. This authorization is based on the Company's cash investments less dividends received. At September 30, 1995, the total investment in non-utility subsidiaries computed on this basis was approximately 14% of capitalization.

Financing

     Cash provided by operating activities continues to be strong and is the principal source for financing capital expenditures. In 1995, operating cash flow was enhanced substantially by the timing of weather normalization and gas cost recoveries, and reflects higher margins received from sales to large-volume customers and market hub activities.

     The Company issued 1,800,000 new shares of common stock on October 6, 1993, providing net proceeds of $44.9 million. Proceeds from common stock issued through employee and shareholder stock purchase plans have provided the Company approximately $28.0 million in 1995, $29.8 million in 1994 and $27 million in 1993.

     In 1993, the Company converted $55 million of Series C Variable Rate Gas Facilities Revenue Bonds to a fixed rate of 5.60% and $50 million of Series D Variable Rate Gas Facilities Revenue Bonds to a fixed rate equivalent of 5.64%. In addition, $75 million of 9 1/8% Gas Facilities Revenue Bonds was refunded in 1993. The interest rate on the refunding bonds, which mature in 2020, is 6.37%. Increased subsidiary borrowings included in long-term debt provided an additional $19.2 million to finance consolidated capital expenditures.

     At September 30, 1995, the consolidated annualized cost of long-term debt was 7.1%. The Company's 9% and 8.75% Gas Facilities Revenue Bonds became callable on May 15, 1995 and July 1, 1995, respectively, at optional redemption prices of $102. The Company is evaluating the possibility of refunding these bond issues.

Financial Flexibility and Liquidity

     At September 30, 1995, the Company had cash and temporary cash investments of $40.5 million and available bank lines of credit of $75 million, which lines are available to secure the issuance of commercial paper. The lines of credit can be increased to $150 million by December 1995. Related borrowings primarily are used to finance seasonal working capital requirements, which in recent years have not been significant. At September 30, 1995, there were no borrowings outstanding. In addition, subsidiaries have lines of credit totaling $84 million, which for the most part support borrowings under revolving loan agreements.

     At September 30, 1995, the common equity component of the Company's capitalization was 53.2%.

     Fixed charge coverage ratios were 3.17 times in fiscal 1995,
3.21 times in 1994 and 3.19 times in 1993.

Rate and Regulatory Matters

                      Rate Settlement Plan

     In October 1994, the PSC approved a new three-year rate settlement agreement which provided for no base rate increase in fiscal 1995; however, the Company was permitted to amortize to income approximately $1.3 million of deferred credits. Previously, the PSC had approved $31.3 million of additional revenues for fiscal 1994, including $3.0 million of deferred credits, and $31.5 million of additional revenues for fiscal 1993, including $10.9 million of deferred credits.

     In addition to earnings sharing provisions, the plan provides new incentives, more flexible pricing in large-volume competitive markets, and rate design modifications to improve the Company's competitive position. The Company is permitted to retain 100% of any earnings from discrete incentives (up to 100 basis points on utility equity.) With respect to earnings sharing provisions, the Company will retain 75% of the first 100 basis points of earnings in excess of the allowed return on utility equity unrelated to discrete incentives, and 50% of any additional earnings above that level. In addition, the Company will retain a portion of margins above a specified level of sales to certain large-volume customers.

     In September 1995, the PSC approved the Company's second stage rate filing covering fiscal 1996. The approval provides for no base rate increase; however, it permits the amortization of $7.5 million in deferred credits. The rate of return on utility common equity will be 10.65% for fiscal 1996, reflecting generally lower prevailing capital costs, and the incentive provisions currently in place would continue and remain available to permit earned rates of return to rise above the allowed level. These revisions became effective on October 1, 1995.

     Additionally, base rate increases, if any, in the third year of the agreement would continue to be limited to inflation and partially would be offset by the use of additional available credits.

                   Restructuring Proceeding

     In December 1994, the PSC issued its order in the gas industry restructuring case. The proceeding was instituted by the PSC in response to the restructuring of interstate pipeline services by FERC Order 636, which took effect in November 1993.

     The PSC order addresses incentives and margin-sharing issues in a manner that is generally consistent with the Company's current rate settlement plan and provides utilities broad discretion to employ market-based pricing (subject to caps) for services offered to large-volume, or non-core, customers with dual-fuel capability. The order allows the Company to continue to offer customers a complete array of bundled sales services as well as gas-supply pricing flexibility generally comparable to that offered by
unregulated competitors to large-volume customers.   Further, the
Company will offer core customers, reliant solely on gas as a heating or cooling fuel, unbundled sales and transportation, including access to available pipeline transportation and storage capacity. The order reduces the minimum transportation service volume requirement for customers, while encouraging the ultimate elimination of such a requirement. Lastly, the order initiated a new proceeding currently underway to evaluate gas purchasing practices and revised gas cost recovery mechanisms and invited proposals for providing service to small-volume customers aggregated into gas purchasing groups. The PSC also has now lifted its orders prohibiting any Company gas marketing subsidiary from operating within the Company's territory.

     The Company is fully prepared to meet the requirements of the PSC order. It has filed tariffs applicable to both core and non-core markets in compliance with the PSC order, and has proposed a pilot incentive gas cost recovery mechanism, which was approved by the PSC in September 1995. The mechanism became effective as of September 1, 1995, and provides for the Company to share the benefits of, or absorb a portion of the costs related to, variations in its weighted average cost of gas as compared with a market-based index. Under the terms of the incentive mechanism, the maximum award or penalty that could be realized is $2.0 million in gas cost recoveries.

         Holding Company Petition and Price Cap Proposal

     The Company filed a petition with the PSC to organize its utility operations and those of its subsidiaries within a holding company. This form of corporate organization would provide the Company with the flexibility to take advantage of timely investment and market-entry opportunities and allow the Company to compete more effectively against other energy providers. The Company plans to expand gas marketing and energy management services to large-volume customers, potentially through new subsidiaries to be incorporated separately and owned by the holding company. In conjunction with the formation of the holding company, the Company has proposed to institute a price cap plan for gas services provided to firm tariff customers and to modify the ratemaking applicable to margins for large-volume, non-core transactions. Essentially, any rate increase applicable to core customers would be limited to general price inflation. Further, a specified level of margins on services to non-core customers would be imputed and reflected in overall revenue requirements at the outset of the price cap period. Thus, the Company would realize any benefit or loss associated with changes in such sales margins from the level initially fixed.

Environmental Matters

     The Company is subject to various Federal, state and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operations and maintenance activities. As of September 30, 1995, the Company had an accrued liability of $29.3 million and a related unamortized regulatory asset of $33.2 million representing costs associated with investigation and remediation at former manufactured gas plant sites. (See Part II, Item 8 ., "Financial Statements and Supplementary Data," Note 7., "Environmental Matters.")

Inflation

     In recent years, the impact of inflation has diminished. Purchased gas costs are passed on to customers through the Gas Adjustment Clause in the Company's tariff. Gas generally remains competitively priced with alternative fuels. Recovery of the cost of utility property is based on historical cost depreciation charges that are included in utility rates. Such charges are less than current costs or inflation-adjusted costs. However, the Company believes its utility rates generally provide an opportunity to earn a fair return on shareholder investment reflective of its cost of capital and, therefore, maintain access to capital markets in order to finance property additions and replacements.

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Brooklyn Union Gas Company:

We have audited the accompanying Consolidated Balance Sheet and Consolidated Statement of Capitalization of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of September 30, 1995 and 1994, and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of The Brooklyn Union Gas Company and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the Consolidated Financial
Statements, the Company changed its method of accounting for income taxes and postretirement benefits effective as of October 1, 1993.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP


October 23, 1995
New York, New York

Summary of Significant
Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements reflect the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated. All other adjustments are of a normal, recurring nature.

Utility Gas Property -
Depreciation and Maintenance

Utility gas property is stated at original cost of construction, which includes allocations of overheads and taxes and an allowance for funds used during construction.

     Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property of 3.4% in 1995, 3.3% in 1994 and 3.2% in 1993.

     The cost of property retired, plus the cost of removal less salvage, is charged to accumulated depreciation. The cost of repair and minor replacement and renewal of property is charged to maintenance expense.

Gas Exploration and Production Property - Depletion and Depreciation

The Company's gas exploration and production subsidiaries follow the full cost method of accounting. All productive and nonproductive costs identified with acquisition, exploration and development are capitalized. Provisions for depletion are based on the units-of-production method and, when necessary, include provisions related to the asset ceiling test limitations required by the regulations of the Securities and Exchange Commission.
Costs of unevaluated gas and oil property are excluded from the amortization base until proved reserves are established or an impairment is determined.

     Provisions for depreciation of all other non-utility property are computed on a straight-line basis over useful lives of three to fifteen years.

Investments in Energy Services

Certain subsidiaries own as their principal assets investments in energy-related businesses that are accounted for under the equity method.

Revenues

Utility customers generally are billed bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the last meter reading to the end of each month.

     Revenue requirements to establish utility rates are based on sales to firm customers. Changes in gas costs from amounts recovered in base tariff rates are included in billed firm revenues through the operation of a tariff provision, the Gas Adjustment Clause (GAC). Net revenues from tariff sales for gas and transportation service on an interruptible basis as well as from off-system gas sales and tariff gas balancing services and capacity release credits are refunded to firm customers subject to sharing provisions in the Company's tariff. The GAC provision requires an annual reconciliation of recoverable gas costs with GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve-month period. Revenues also reflect provisions for refund to firm customers of margins in excess of tariff levels.

     The Company's tariff contains a weather normalization adjustment that provides for recovery from or refund to firm customers of shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather, which is the basis for projecting base tariff revenue requirements. Effective October 1, 1994, the adjustment was modified to exclude weather variations (positive or negative) of less than 2.2% from normal during each billing cycle.

     As of April 1,1995, the Company's gas marketing activities are being accounted for under the equity method pursuant to a combination with Pennzoil Gas Marketing, Inc., a wholly-owned subsidiary of Pennzoil Corporation, through a limited liability corporation. Prior to that combination, gas sales by the Company's marketing subsidiary were classified in gas production and other revenue net of their related gas purchase and transportation costs.

Hedge Accounting

The Company and its gas exploration and production subsidiaries employ derivative financial instruments, natural gas futures and swaps, for the purpose of managing commodity price risk. Hedging strategies are managed on an individual company basis and meet the criteria for hedge accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 80, "Accounting for Futures Contracts." Accordingly, gains and losses are recognized when the underlying transaction is completed, at which time these gains and losses are included in earnings as an offset to revenues or costs recognized when the gas is sold, purchased or transported in accordance with a hedged transaction, and are reflected as cash flows from operations in the accompanying Consolidated Statement of Cash Flows as margin positions are established and maintained. Further, in cases where the transaction results in the acquisition of an asset, deferred gains and losses are included as part of the carrying amount of the asset acquired.

     The Company regularly assesses the relationship between natural gas commodity prices in "cash" and futures markets. The correlation between prices in these markets has been well within a range generally deemed to be acceptable. If correlation fell out of an acceptable range, the Company would account for its financial instrument positions as trading activities.

Federal Income Tax

The Company adopted SFAS-109, "Accounting for Income Taxes" at the beginning of fiscal 1994. The Company recorded a regulatory asset for the net cumulative effect of having to provide deferred Federal income tax expense on all differences between the tax and book bases of assets and liabilities at the current tax rate. Prior to adoption of SFAS-109, pursuant to PSC policy, deferred taxes were not provided for certain construction costs incurred before fiscal 1988 and for bases differences related to differences between tax and book depreciation methods. An amortization of the regulatory asset is included in operation expense commencing in 1994, while amounts comparable to this amortization previously were included as part of Federal income tax expense.

     Investment tax credits, which were available prior to the Tax Reform Act of 1986, were deferred in operating expense and are amortized as a reduction of Federal income tax in other income over the estimated life of the related property.

Regulatory Assets

Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71, "Accounting for Certain Types of Regulation."

The Company had net regulatory assets as of September 30, 1995 and 1994 of $109,636,000 and $105,155,000, respectively. These amounts are included in Deferred Charges and Deferred Credits-Other in the Consolidated Balance Sheet at September 30, 1995 and 1994. In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of these net regulatory assets could result in a charge to net income of approximately $69,000,000 which would be classified as an extraordinary item.

SFAS-121, issued in March 1995 and effective for 1996, establishes accounting standards for the impairment of long-lived assets. This statement is not expected to have a material impact on the Company's financial condition or results of operations upon adoption.

    CONSOLIDATED STATEMENT OF INCOME

    For the Year Ended September 30,                      1995          1994         1993
                                                               (Thousands of Dollars)
    Operating Revenues
       Utility sales                                 $   1,152,331   $1,279,638   $1,145,315
       Gas production and other                             63,953       58,992       60,189
                                                         1,216,284    1,338,630    1,205,504
    Operating Expenses
       Cost of gas                                         446,559      560,657      466,573
       Operation                                           326,381      327,356      309,070
       Maintenance                                          54,813       54,340       54,722
       Depreciation and depletion                           72,020       69,611       64,779
       General taxes                                       134,718      150,743      144,827
       Federal income tax (See Note 1)                      43,283       41,619       42,433
    Operating Income                                       138,510      134,304      123,100
    Other Income
        Income from energy services investments              9,458        5,689        1,150
        Gain on sale of investment in Canadian gas company     -             -        20,462
        Write-off of investment in propane company             -             -       (17,617)
        Other, net                                          (4,309)      (2,338)      (3,379)
        Federal income tax benefit (See Note 1)              1,243          921          950
    Income Before Interest Charges                         144,902      138,576      124,666
    Interest Charges
       Long-term debt                                       47,939       46,900       45,344
       Other                                                 5,128        4,292        2,759
    Net Income                                              91,835       87,384       76,563
    Dividends on Preferred Stock                               337          351          364
    Income Available for Common Stock                  $    91,498   $   87,033  $    76,199
    Earnings Per Share of Common Stock
       (Average shares outstanding of 48,211,220,
        46,979,597 and 44,042,365, respectively)       $      1.90   $     1.85  $      1.73

    CONSOLIDATED STATEMENT OF RETAINED EARNINGS

    For the Year Ended September 30,                         1995         1994         1993
                                                                   (Thousands of Dollars)
    Balance at Beginning of Year                     $     279,466 $    255,979 $    238,867
    Income Available for Common Stock                       91,498       87,033       76,199
                                                           370,964      343,012      315,066
    Less:
          Cash dividends declared ($1.39, $1.35 and $1.32
              per common share, respectively)               67,229       63,652       58,914
          Other adjustments                                     26         (106)         173
    Balance at End of Year                           $     303,709 $    279,466 $    255,979

    The accompanying summary of significant accounting policies and notes are integral parts of these statements.

    CONSOLIDATED BALANCE SHEET
    September 30,                                                      1995                  1994
                                                                       (Thousands of Dollars)
    Assets
    Property
       Utility, at cost                                         $    1,690,193      $     1,599,452
       Accumulated depreciation                                       (393,263)            (354,925)
       Gas exploration and production, at cost                         353,847              276,659
       Accumulated depletion                                          (138,136)            (115,890)
                                                                     1,512,641            1,405,296
    Investments in Energy Services (See Note 6)                        121,023               91,283

    Current Assets
       Cash                                                             15,992               11,610
       Temporary cash investments                                       24,550               41,881
       Accounts receivable                                             146,018              193,130
       Allowance for uncollectible accounts                            (13,730)             (14,963)
       Gas in storage, at average cost                                  88,810               96,076
       Materials and supplies, at average cost                          13,203               11,356
       Prepaid gas costs                                                15,725               14,667
       Other                                                            19,856               31,441
                                                                       310,424              385,198
    Deferred Charges                                                   172,834              147,297
                                                                $    2,116,922      $     2,029,074
    Capitalization and Liabilities
    Capitalization (See accompanying statement and Note 4)
       Common equity                                            $      826,290      $       774,236
       Preferred stock, redeemable                                       6,900                7,200
       Long-term debt                                                  720,569              701,377
                                                                     1,553,759            1,482,813
     Current Liabilities
       Accounts payable                                                103,705              132,491
       Dividends payable                                                17,536               16,609
       Taxes accrued                                                     3,635               15,213
       Customer deposits                                                22,252               22,445
       Customer budget plan credits                                     24,790               18,358
       Interest accrued and other                                       39,438               45,807
                                                                       211,356              250,923
    Deferred Credits and Other Liabilities
       Federal income tax                                              247,882              230,316
       Unamortized investment tax credits                               20,948               22,000
       Other                                                            82,977               43,022
                                                                       351,807              295,338
                                                                $    2,116,922      $     2,029,074
        The accompanying summary of significant accounting policies and notes are integral parts of these statements.

  CONSOLIDATED STATEMENT OF CAPITALIZATION


    September 30,                                                        1995          1994

                                                                       (Thousands of Dollars)
    Common Equity
     Common stock, $.33 1/3 par value, authorized 70,000,000 shares;
        outstanding 48,788,320 and 47,590,015 shares,
        respectively, stated at                                     $    522,581  $    494,770
     Retained earnings (See accompanying statement)                      303,709       279,466
                                                                         826,290       774,236
    Preferred Stock, Redeemable
      $100 par value, cumulative, authorized 900,000 shares
        4.60% Series B, 72,000 and 75,000 shares outstanding, respectively 7,200         7,500
         Less: Current sinking fund requirements                             300           300
                                                                           6,900         7,200
    Long-term Debt
      Gas facilities revenue bonds (issued through New York
        State Energy Research and Development Authority)
        9% Series 1985A due May 2015                                      98,500        98,500
        8 3/4% Series 1985 due July 2015                                  55,000        55,000
        6.368% Series 1993A and Series 1993B due April 2020               75,000        75,000
        7 1/8% Series 1985 I due December 2020                            62,500        62,500
        7% Series 1985 II due December 2020                               62,500        62,500
        6.75% Series 1989A due February 2024                              45,000        45,000
        6.75% Series 1989B due February 2024                              45,000        45,000
        5.6% Series 1993C due June 2025                                   55,000        55,000
        6.95% Series 1991A and Series 1991B due July 2026                100,000       100,000
        5.635% Series 1993D-1 and Series 1993D-2 due July 2026            50,000        50,000
                                                                         648,500       648,500
      Subsidiary borrowings                                               72,069        52,877
                                                                         720,569       701,377
                                                                    $  1,553,759  $  1,482,813



    The accompanying summary of significant accounting policies and notes are integral parts of these statements.

 CONSOLIDATED STATEMENT OF CASH FLOWS

 For the Year Ended September 30,                                      1995           1994              1993
                                                                                (Thousands of Dollars)
   CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $    91,835     $    87,384     $     76,563
    Adjustments to reconcile net income
         to net cash provided by operating activities:
      Depreciation and depletion                                          77,696          75,386           71,376
      Deferred Federal income tax                                         11,037          10,897            7,599
      Gain on sale of investment in Canadian gas company                    -               -             (20,462)
      Write-off of investment in propane company                            -               -              17,617
      Amortization of investment tax credit                               (1,052)         (1,074)          (1,074)
      Income from energy services investments                             (9,458)         (5,689)          (1,150)
      Dividends received from energy services investments                  3,595           4,392            7,421
      Allowance for equity funds used during construction                 (1,274)         (2,076)          (1,671)
      Change in accounts receivable, net                                  44,712          31,906          (61,097)
      Change in accounts payable                                         (29,283)        (34,121)          41,094
      Gas inventory and prepayments                                        6,208           5,498          (31,063)
      Other                                                               16,799          21,518            7,883
   Cash provided by operating activities                                 210,815         194,021          113,036
   CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of common stock                                                27,974          29,828           71,866
      Common stock proceeds receivable                                     -              44,910          (44,910)
      Issuance of long-term debt                                          19,192          12,077          186,900
                                                                          47,166          86,815          213,856
      Repayments
       Preferred stock                                                      (300)           (300)            (300)
       Long-term debt                                                        -               -           (180,000)
                                                                          46,866          86,515           33,556
       Dividends paid                                                    (67,566)        (64,003)         (59,278)
       Other                                                                 (34)            106            2,156
   Cash (used in) provided by financing activities                       (20,734)         22,618          (23,566)
   CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures (excluding allowance
        for equity funds used during construction)                      (212,732)       (197,496)        (202,843)
       Trust funds, utility construction                                     -               -             54,610
       Proceeds from sale of investment in Canadian gas company              -            11,691           30,027
       Other                                                               9,702           1,398            7,400
   Cash used in investing activities                                    (203,030)       (184,407)        (110,806)
   Change in Cash and Temporary Cash Investments                         (12,949)         32,232          (21,336)
   Cash and Temporary Cash Investments at Beginning of Year               53,491          21,259           42,595
   Cash and Temporary Cash Investments at End of Year                $    40,542     $    53,491     $     21,259
      Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.
      Supplemental disclosures of cash flows
      Income taxes                                                   $    36,000     $    36,900     $     32,100
      Interest                                                       $    53,047     $    50,872     $     51,804
 The accompanying summary of significant accounting policies and notes are integral parts of these  statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FEDERAL INCOME TAX
Income tax expense (benefit) is reflected as follows in the Consolidated Statement of Income:

Year Ended September 30,         1995      1994      1993
                              (Thousands of Dollars)
Operating Expenses
   Current                     $ 32,970 $ 39,466   $ 29,172
   Deferred                      10,313    2,153     13,261
                                 43,283   41,619     42,433
Other Income
   Current                         (915)  (8,591)     5,786
   Deferred                         724    8,744     (5,662)
   Amortization of investment
     tax credits                 (1,052)  (1,074)    (1,074)
                                 (1,243)    (921)      (950)

Total Federal income tax       $ 42,040 $ 40,698   $ 41,483

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes" as of October 1, 1993. The adoption of SFAS-109 did not have a material effect on consolidated net income because the Company recorded a regulatory asset for the increase in accumulated deferred Federal income taxes not previously provided pursuant to regulatory orders.

The components of the Company's net deferred income tax liability reflected as Deferred Credits and Other Liabilities - Federal income tax in the Consolidated Balance Sheet are as follows:

September 30,                          1995          1994
                                   (Thousands of Dollars)
Deferred Credits and Other
Liabilities - Federal
income tax
Property-related
    Utility                         $ 180,708     $ 176,486
    Net tax regulatory asset           28,214        29,087
    Gas production and other           49,402        30,841
Regulatory settlement items            (9,261)       (9,879)
Gas cost and other                     (1,181)        3,781
Net deferred income tax liability   $ 247,882     $ 230,316

As required by standards in effect prior to the adoption of SFAS-
109, the components of deferred tax expense related to the following items in 1993 are: property related - $9,782,000; rate settlement items - $(245,000); write-off of propane investment -
$(7,720,000); gas costs and other - $5,781,000.

The following is a reconciliation between reported income tax and tax computed at the statutory rate of 35% for 1995 and 1994 and 34.75% for 1993:

Year Ended September 30,          1995      1994      1993
                                (Thousands of Dollars)
Computed at statutory rate     $ 46,856  $ 44,828  $ 41,021
Adjustments related to:
  Utility property                   -         -      1,179
  Gas production and other       (2,730)   (1,303)      858
  Nontaxable interest income       (870)     (556)     (396)
  Amortization of investment
   tax credits                   (1,052)   (1,074)   (1,074)
  Other, net                       (164)   (1,197)     (105)
Total Federal income tax       $ 42,040  $ 40,698  $ 41,483
Effective income tax rate           31%       32%       35%

2.  POSTRETIREMENT BENEFITS
A. Pension: The Company has a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on years of service and compensation. The Company records expense in accordance with treatment established by the New York State Public Service Commission (PSC) applicable to its adoption of SFAS-87, "Employers' Accounting for Pensions," SFAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS-106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Accordingly, the Company's revenue requirement reflects the aggregate expenses related to pensions and other postretirement benefit obligations as determined under the applicable accounting standards.

In December 1994, the Company completed a voluntary early retirement program for bargaining employees. In September 1994, the Company completed a similar voluntary early retirement program for management employees. As a result, the Company recorded special retirement charges in fiscal 1995 and 1994 of $5,416,000 and $8,465,000, respectively.

The Company's funding policy for pensions is in accordance with requirements of Federal law and regulations. There were no pension contributions in 1995, 1994 and 1993.

The calculation of net periodic pension cost follows:

Year Ended September 30,       1995       1994       1993
                              (Thousands of Dollars)
Service cost, benefits earned
  during the year             $ 11,533   $ 15,100  $ 14,244
Special retirement charge        5,416      8,465      -
                              $ 16,949   $ 23,565  $ 14,244

Interest cost on projected
 benefit obligation             35,128     29,511    24,617
Return on plan assets          (82,626)   (12,430)  (76,671)
Net amortization and deferral   34,786    (32,798)   44,976
Total pension cost            $  4,237   $  7,848  $  7,166

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet.
Plan assets principally are investment grade common stock and fixed income securities.

September 30,                     1995             1994
                                (Thousands of Dollars)
Actuarial present value of
  benefit obligations:
 Vested                           $(401,159)     $(333,890)
 Accumulated                      $(423,434)     $(353,172)

 Projected                        $(545,825)     $(446,676)

Plan assets at fair value         $ 555,906      $ 497,280

Plan assets in excess of
  projected benefit obligation    $  10,081      $  50,604

Unrecognized net loss (gain)
 from experience and changes in
 assumptions                         10,880        (21,007)

Unrecognized transition asset       (32,566)       (37,218)

Accrued pension cost              $ (11,605)     $  (7,621)
Assumptions:
 Obligation discount               7.00%          8.00%
 Asset return                      7.50%          8.00%
 Average annual increase
  in compensation                  5.50%          5.50%

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

The Company adopted SFAS-106 as of October 1, 1993. SFAS-106 requires that the costs of postretirement benefits other than pensions be accrued over employee service lives by the time of retirement eligibility. Its adoption did not have a material effect on consolidated net income because utility rates in fiscal 1994 reflected full recovery of annual SFAS-106 costs. The transition obligation upon adoption totaled $77.1 million, which is being amortized over twenty years. Prior to the adoption of SFAS-106, such costs, including payments to retirees and trust fund contributions, amounted to $17,078,000 in 1993.

Net periodic postretirement benefit cost included the following components:

Year Ended September 30,               1995          1994
                                 (Thousands of Dollars)
Service cost, benefits earned
 during the year                     $ 2,590      $ 2,826
Interest cost on accumulated
 postretirement benefit obligation     9,958        7,916
Return on plan assets                 (6,746)        (340)
Net amortization and deferral          6,752          141

Postretirement benefit cost          $12,554      $10,543

The following table sets forth the plans' funded status, reconciled with amounts recognized in the Company's Consolidated Balance
Sheet.

September 30,                           1995         1994
                                 (Thousands of Dollars)
Actuarial present value of accumulated
 postretirement benefit obligation
  Retirees                           $ (87,022)  $ (53,218)
  Fully eligible active plan
    participants                       (10,980)    (17,106)
  Other active plan participants       (56,157)    (32,890)
                                     $(154,159)  $(103,214)
Plan assets at fair value, primarily
 stocks and bonds                    $  72,638   $  56,163
Accumulated postretirement benefit
 obligation in excess of plan assets $ (81,521)  $ (47,051)
Unrecognized net loss (gain) from past
 experience different from that assumed
 and from changes in assumptions        25,345     (16,875)
Unrecognized transition obligation      67,781      71,547

Prepaid postretirement benefit cost $   11,605   $   7,621
Assumptions:
 Obligation discount                     7.00%       8.00%
 Asset return                            7.50%       8.00%

The measurement also assumes a health care cost trend rate of 9.0% in 1995, decreasing to 5.0% by the year 2007 and remaining at that level thereafter. A 1.0% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of September 30, 1995 and the net periodic SFAS-106 expense by approximately $15,830,000 and $1,752,000, respectively. The measurement for the year ended September 30, 1994 assumed a health care cost trend rate of 9.5% in 1994 decreasing to 5.0% by 2007.

3.  FIXED OBLIGATIONS
A. Leases: Lease costs included in operation expense were $14,706,000 in 1995, $15,547,000 in 1994 and $14,247,000 in 1993.
The future minimum lease payments under the Company's various leases, all of which are operating leases, are approximately $14,300,000 per year over the next five years and $163,100,000 in the aggregate for years thereafter.

The Company has a lease agreement with a remaining term of 16 years for its corporate headquarters.

B. Fixed Charges Under Firm Contracts: The Company has entered into various contracts for gas delivery and supply services. The contracts have varying terms that extend from one to twenty years. Certain of these contracts require payment of monthly charges in the aggregate amount of approximately $4.2 million per month in all events and regardless of the level of service available. Such charges are recovered as gas costs.

4.  CAPITALIZATION
A.  Common and Preferred Stock:   In 1995 and 1994, the Company
issued 1,198,305 and 1,209,734 shares of common stock for $27,974,000 and $29,828,000, respectively, under the Automatic Dividend Reinvestment and Stock Purchase Plan, the Discount Stock Purchase Plan for Employees, and the Employee Savings Plan. At September 30, 1995, 1,200,070 unissued shares of common stock were reserved for issuance under these plans. On October 6, 1993, the Company issued 1,800,000 shares of common stock providing net proceeds of $44,910,000. Other changes to common stock reflect the amortization of premiums paid on preferred stock redeemed in prior years which were deferred in order to reflect the ratemaking treatment. Annual amortization was approximately $155,000 in each of the past two years.

The 4.60% Series B preferred stock is subject to an annual sinking fund requirement of 3,000 shares at par value.

B. Gas Facilities Revenue Bonds and Other: The Company can issue tax-exempt bonds through the New York State Energy Research and Development Authority. Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn by the Company to finance qualified expenditures.

There are no sinking fund requirements for any Gas Facilities Revenue Bonds. The Company's 9.0% and 8.75% Gas Facilities Revenue Bonds became callable on May 15, 1995 and July 1, 1995, respectively, each issue at the optional redemption price of 102% of par value plus accrued interest. The Company is evaluating the possibility of refunding these bond issues.

Other long-term debt consists primarily of debt of a subsidiary under a revolving loan agreement with no payments currently due.
The annual average interest rate on this debt was 6.8% in fiscal
1995.

5.  FINANCIAL INSTRUMENTS
A. Fair Value of Financial Instruments: The Company's long-term debt consists primarily of publicly traded Gas Facilities Revenue Bonds, the fair value of which is estimated based on quoted market prices for the same or similar issues. The fair value of these bonds at September 30, 1995 and 1994 was $673,408,300 and $651,255,200, respectively, and the carrying value was $648,500,000 in both years. Subsidiary debt is carried at an amount approximating fair value because its interest rate is based on market rates.

The fair value of the Company's redeemable preferred stock is estimated based on quoted market prices for similar issues. At
September 30, 1995 and 1994, the fair value of this stock was

$5,228,800 and $4,796,640, respectively, and the carrying value was $6,900,000 and $7,200,000, respectively.

All other financial instruments included in the Consolidated
Balance Sheet are stated in amounts that approximate fair values.

B. Derivative Financial Instruments: The Company and its gas exploration and production subsidiaries employ derivative financial instruments, natural gas futures and swaps, for the purpose of managing commodity price risk.

The utility tariff applicable to certain large-volume customers permits gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel prices (oil). Commencing in fiscal 1995, the Company initiated a hedging strategy designed to fix margins on specified portions of the sales to this market. Implementation of the strategy involves establishment of long positions in gas futures with offsetting short positions in oil futures of equivalent energy value over the same time period. The long gas futures position replicates the cost of gas to serve this market while the short oil futures position correspondingly fixes the selling price of gas to the target customers at the desired relationship to the price of the alternative fuel. A similar strategy involving swaps contracts is utilized for customers whose alternate fuel is No. 6 oil. These contracts cover 463,000 barrels of oil and extend through September 1996.

The Company also entered into a series of swaps transactions to minimize its exposure to differences in the market prices of gas at certain receipt points in producing areas. These basis swaps contracts cover 14.5 billion cubic feet of gas through October 1996.

With respect to natural gas production operations, the Company generally uses swaps (for production beyond 18 months), and standard New York Mercantile Exchange futures contracts (for production within 18 months) to hedge the price risk related to known production plans and capabilities. These contracts include a fixed price/volume and are structured as both straight and participating swaps. In either case, the Company pays the other parties the amount by which the floating variable price (settlement price) exceeds the fixed price and receives the amount by which the settlement price is below the fixed price. The settlement volume of participating swaps is reduced by 50% if the settlement price exceeds a defined limit.

The following table summarizes the notional amounts and related fair values of the Company's derivative financial instrument positions outstanding at September 30, 1995 and 1994. In 1994, these amounts included marketing activities which were combined with those of Pennzoil Gas Marketing, Inc., through a limited liability company in 1995. Fair values are based on dealer quotes for the same or similar instruments. Differences between the notional contract amounts and fair values represent implicit gains or losses if the instruments were settled at market.

September 30,             1995               1994
                            (Thousands of Dollars)

                    Notional  Fair     Notional   Fair
                    Amount    Value    Amount     Value

Futures contracts   $89,640  $86,394  $ 43,047 $ 39,911
Swaps contracts     $80,073  $82,705  $123,291 $116,161

Futures contracts expire and are renewed monthly. As of September 30, 1995, no such contract extended beyond September 1996. Further, swaps contracts are settled monthly and extend through March 1998. Margin deposits with brokers at September 30, 1995 amounted to $1,662,400. Deferred losses on closed positions were $748,000 and $1,225,000 at September 30, 1995 and 1994, respectively.

The Company and its subsidiaries are exposed to credit risk in the event of nonperformance by counterparties to futures and swaps contracts, as well as nonperformance by the counterparties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures and swaps contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk.

6.  INVESTMENT IN IROQUOIS PIPELINE
A Company subsidiary, North East Transmission Co., Inc. (NETCO), owns an 11.4% interest in Iroquois Gas Transmission System, L.P. (Iroquois), which partnership owns and operates a 375-mile pipeline from Canada to the Northeast. NETCO's investment in Iroquois was $23.4 million at September 30, 1995.

In 1992, Iroquois was informed by the U.S. Attorneys' Offices of various districts of New York of a civil investigation of alleged violations of the U.S. Army Corps of Engineers (COE) permit, a related State Water Quality Certification and/or the Federal Clean Water Act. Further, agency investigations of matters related to the construction of the Iroquois pipeline have been commenced by COE and the Federal Energy Regulatory Commission. Iroquois also has received inquiries from the Federal Department of Transportation and the PSC concerning certain construction activities. Civil penalties could be imposed if violations of Iroquois' governmental authorizations are shown to have occurred. No proceedings in connection with these investigations and inquiries have been commenced.

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

The Company has been informed that Iroquois and its counsel have met and expect to continue to meet with those responsible for the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and to explore possible resolutions that may be acceptable to all parties. A comprehensive resolution of these matters could have a material adverse effect on Iroquois' financial condition. Although no agreements have been reached regarding the disposition of these matters, based on discussions with Iroquois' management, in 1995 the Company recorded a provision which it believes to be adequate to cover its proportionate share of estimated costs of legal proceedings involving Iroquois. The provision and ultimate resolution of these matters has not and is not expected to materially affect the Company's results of operations and financial position.

7.  ENVIRONMENTAL MATTERS
Historically, the Company, or predecessor entities to the Company, owned or operated several former manufactured gas plant (MGP) sites. These sites have been identified for the New York State Department of Environmental Conservation (DEC) for inclusion on appropriate waste site inventories. In certain circumstances, former MGP sites can give rise to environmental cleanup responsibilities for the Company.

Two MGP sites are under active consideration by the Company. One site, which is located on property still owned by the Company, is the former Coney Island MGP facility located in Brooklyn, New York. This site is the subject of continuing interim remedial action under the direction of the U.S. Coast Guard. Moreover, the Company recently has executed a consent order with the DEC with respect to addressing the overall remediation of the Coney Island site in accordance with state law. A schedule of investigative and cleanup activities is being developed, leading to a cleanup over the next several years. The other site currently is owned by the City of New York. The Company and the City are in the process of discussing a mutual approach to sharing potential environmental responsibility for this site. The Company believes it is likely that, at a minimum, investigative costs will be incurred by the Company with respect to that site.

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

Based upon the terms of the consent order for the Coney Island site and costs of investigation for the other MGP site under active consideration, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, which, based upon current information, will be primarily for the Coney Island site. This amount includes approximately $4.9 million of costs expended as of September 30, 1995. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time.

As of September 30, 1995, the Company had an accrued liability of $29.3 million and a related unamortized regulatory asset of $33.2 million. By order issued February 16, 1995, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter. Accordingly, recovery of these costs began in fiscal 1995. The recovery of these costs in rates is conditioned upon the absence of a PSC determination that such costs have not been reasonably or prudently incurred. In addition, the Company must demonstrate that it has taken all reasonable steps to obtain cost recovery from all available funding sources, including other potentially responsible parties. The PSC has initiated a generic proceeding to assess the extent of the potential liability for cleanup of MGP sites by the State's gas utilities and has indicated that it may consider in that proceeding generic policies regarding the recovery of such costs through gas utility rates. Any such policies may affect the Company's ability to reflect such costs in rates following the last year of the current rate agreement. At this time, the Company is unable to predict the outcome of that proceeding.

NOTE 8.  SUPPLEMENTAL GAS AND OIL DISCLOSURES

CAPITALIZED COSTS RELATING TO GAS AND OIL PRODUCING ACTIVITIES
September 30,                                               1995      1994
                                                      (Thousands of Dollars)
Unproved properties not being amortized                  $35,082   $25,335
Properties being amortized-productive and nonproductive  299,398   240,572
Total capitalized costs                                  334,480   265,907
Accumulated depletion                                   (132,809) (109,885)
  Net capitalized costs                                 $201,671  $156,022

At September 30, 1995, the Company had an immaterial deficiency in its asset ceiling test; however, such deficiency was eliminated by subsequent price changes.

The following is a summary of the costs (in thousands of dollars) which are excluded from the amortization calculation as of September 30, 1995, by
year of acquisition:  1995-$23,114; 1994-$9,889;   and prior years-$2,077.
The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected these costs will be evaluated within the next five years.

COSTS INCURRED IN PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT
 ACTIVITIES
                                                          United
                                       Total              States     Canada
                             1995*     1994*      1993      1993      1993
                                         (Thousands of Dollars)
Acquisition of properties-
  Unproved properties      $10,996   $11,022    $5,289    $4,937      $352
  Proved properties         14,983    28,370    40,091    30,541     9,550
Exploration                  5,907    18,961     2,831     2,831       -
Development                 37,953     9,781    16,588    11,238     5,350
Total costs incurred       $69,839   $68,134   $64,799   $49,547   $15,252

RESULTS OF OPERATIONS FROM GAS AND OIL PRODUCING ACTIVITIES

                                        Total                United    Canada
                                                             States
                                1995*     1994*      1993      1993      1993
                                            (Thousands of Dollars)
Revenues from gas and oil
  producing activities-
Sales to unaffiliated parties  $40,810   $41,185   $43,076   $31,745   $11,331
Sales to affiliates                 -      2,023     1,482     1,482      -
  Revenues                      40,810    43,208    44,558    33,227    11,331
Production and lifting costs     5,762     5,360     8,608     4,232     4,376
Depletion                       22,906    24,978    22,525    20,990     1,535
  Total expenses                28,668    30,338    31,133    25,222     5,911
Income before taxes             12,142    12,870    13,425     8,005     5,420
Income taxes                     1,957     3,306     4,129     1,691     2,438
Results of gas and oil producing
  activities (excluding corporate
  overhead and interest costs)  $10,185    $9,564    $9,296    $6,314    $2,982
*  Gas and oil operations were conducted predominantly in the United States in 1995 and 1994.

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

The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

1) Estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions.
2) The estimated future cash flows are compiled by applying year-end prices of gas and oil relating to the Company's proved reserves to the year-end quantities of those reserves except for the reserves devoted to future production that is hedged. These reserves are priced at their respective hedge amount. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.
3) The future cash flows are reduced by estimated production costs, costs to develop the proved reserves and certain abandonment costs, all based on year-end economic conditions.
4) Future income tax expenses are based on year-end statutory tax rates giving effect to the remaining tax basis in the gas and oil properties and other deductions, credits and allowances relating to the Company's proved gas and oil reserves.
5) Future net cash flows are discounted to present value by applying a discount rate of 10%.

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
Natural Gas (MMcf)

                                                                 United
                                             Total               States    Canada
                                    1995*      1994*    1993      1993      1993
Proved Reserves-
  Beginning of Year                142,858   108,847   111,664    84,171    27,493
  Revisions of previous estimates   13,539    (2,297)    9,036     1,438     7,598
  Extensions and discoveries        38,985    25,890     4,696     3,915       781
  Production                       (21,822)  (22,814)  (26,596)  (21,007)   (5,589)
  Purchases of reserves in place    21,495    34,931    91,016    40,330    50,686
  Sales of reserves in place          -       (1,699)  (80,969)      -     (80,969)
Proved Reserves-
  End of Year                      195,055   142,858   108,847   108,847       -
Proved Developed Reserves-
  Beginning of Year                110,225   100,454    93,417    65,924    27,493
  End of Year                      151,594   110,225   100,454   100,454       -

*Gas and oil reserves were located predominantly in the United States in 1995 and 1994.

8. SUPPLEMENTAL GAS AND OIL DISCLOSURES (CONTINUED)
CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS (MBBLS)
                                                                   United
                                               Total               States   Canada
                                      1995*      1994*    1993      1993      1993
Proved Reserves-
  Beginning of Year                    807       443     2,304       520     1,784
  Revisions of previous estimates      245      (140)      184       (91)      275
  Extensions and discoveries           155       155         3         3       -
  Production                          (148)      (96)     (320)     (109)     (211)
  Purchases of reserves in place       103       495       121       120         1
  Sales of reserves in place           -         (50)   (1,849)      -      (1,849)
Proved Reserves-
  End of Year                        1,162       807       443       443       -
Proved Developed Reserves-
  Beginning of Year                    543       407     2,239       455     1,784
  End of Year                          974       543       407       407       -
*  Gas and oil reserves were located predominantly in the United States in 1995 and 1994.

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                    RELATING TO PROVED GAS AND OIL RESERVES

                                    Total*
                                1995      1994
                            (Thousands of dollars)
Future cash flow            $314,627  $249,437
Future costs-
  Production                 (57,941)  (47,149)
  Development                (29,948)  (22,241)
Future net inflows
  before income tax          226,738   180,047
Future income taxes          (43,705)  (26,930)
Future net cash flows        183,033   153,117
10% discount factor          (49,512)  (44,983)
Standardized measure of
  discounted future net
  cash flows                $133,521  $108,134
* Gas and oil reserves were located predominantly in the United States in 1995 and 1994.

8. SUPPLEMENTAL GAS AND OIL DISCLOSURES (CONTINUED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED RESERVE QUANTITIES

                                    1995      1994                1993
                                                                United
                                    Total*    Total*    Total   States     Canada
                                           (Thousands of dollars)
Standardized measure-
  beginning of year               $108,134  $110,406   $90,665   $76,695   $13,970
Sales and transfers, net of
  production costs                 (35,048)  (37,848)  (35,950)  (28,995)   (6,955)
Net change in sales and
  transfer prices, net of
  production costs                  (2,786)  (25,005)    4,001     7,011    (3,010)
Extensions and discoveries and
  improved recovery, net of
  future production                 28,868    15,536     6,554     5,994       560
Changes in estimated future
  development costs                 (2,351)   (1,016)   (8,281)   (8,281)      -
Development costs incurred
  during the period that reduced
  future development costs          10,360     6,381    12,354    12,354       -
Revisions of quantity estimates     13,858    (2,917)    6,195     1,926     4,269
Accretion of discount               11,763    12,397    11,033     8,921     2,112
Net change in income taxes          (7,856)    4,001    (3,079)   (1,045)   (2,034)
Purchases of reserves in place      15,176    27,561    61,410    40,548    20,862
Sales of reserves in place             -      (2,110)  (27,539)     -      (27,539)
Changes in production rates
  (timing) and other                (6,597)      748    (6,956)   (4,721)   (2,235)
Standardized measure-end
  of year                         $133,521  $108,134  $110,406  $110,406      $ -
*  Gas and oil reserves were located predominantly in the United States in 1995 and 1994.

Average Sales Prices and Production Costs - Per Unit
                             For the year ended September 30,
                                      1995      1994     1993
Average Sales Price*
     Natural Gas ($/MCF)
         United States                1.47      1.97      2.12
         Canada                         -         -       1.39
         Total                        1.47      1.97      1.97

     Oil, Condensate and Natural
     Gas Liquid ($/Bbl)
         United States               16.92     15.63     17.70
         Canada                        -          -      16.90
         Total                       16.92     15.63     17.17

*Represents the cash price received which excludes the effect of any hedging transactions.

Production Cost Per
 Equivalent MCF ($)
         United States                 .25       .23       .18
         Canada                         -         -        .64
         Total                         .25       .23       .29
Acreage**
                                    As of September 30, 1995
                                     Gross              Net
Producing                           251,894           116,417
Undeveloped                         118,935            56,133

Number of Producing Wells**
                                      As of September 30, 1995
                                       Gross              Net
Gas wells                              1000               533
Oil wells                                18                 6

**Located predominantly in the United States.

Drilling Activity (Net)
                             For the years ended September 30,
                       1995                1994             1993
               Pro-    Dry   Total    Pro- Dry  Total  Pro- Dry  Total
               ducing                 ducing           ducing
Net developmental
  wells
 United States 10.0    3.4   13.4     6.6   -   6.6      5.4    -    5.4
 Canada          -      -      -       -    -    -       5.0    -    5.0
   Total       10.0    3.4   13.4     6.6   -   6.6     10.4    -   10.4
Net exploratory
wells (U.S.)    1.4    0.4    1.8     2.5  1.2  3.7       -    0.5   0.5

At September 30, 1995 the Company, through a subsidiary, was involved in the drilling of one developmental well of which it was the sole owner.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

      There have been no changes in accountants. In addition, there have been no disagreements between the Company and its independent public accountants concerning any matter of accounting principles or practices or financial disclosure required to be disclosed by this item.

                           Part   III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding the Company's directors is incorporated herein by reference to pages 1 through 7 of the Company's definitive Proxy Statement, dated December 28, 1995, for its Annual Meeting of Shareholders to be held on February 1, 1996.

     Information regarding the Company's executive officers, who are elected annually by the directors, is found on page 49 hereof.

Item 11.  Executive Compensation

     Information regarding compensation of the Company's executive officers is incorporated herein by reference to pages 7 through 11 of the Company's definitive Proxy Statement, dated December 28, 1995, for its Annual Meeting of Shareholders to be held on February 1, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information regarding beneficial ownership and management ownership is incorporated herein by reference to "Proposal (1) - Election of Directors" in the Company's definitive Proxy Statement, on pages 1 through 7, dated December 28, 1995, for its Annual Meeting of Shareholders to be held on February 1, 1996.

Item 13.  Certain Relationships and Related Transactions

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

                                Part   IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)   1.  All Financial Statements
                                                       Page in
                                                      Form 10-K

Report of Independent Public Accountants                   24

Summary of Significant Accounting Policies                 25

Consolidated Statement of Income for the Years
  Ended September 30, 1995, 1994 and 1993                  28

Consolidated Statement of Retained Earnings for
  the Years Ended September 30, 1995, 1994
   and 1993                                                28

Consolidated Balance Sheet at September 30, 1995
  and 1994                                                 29

Consolidated Statement of Capitalization at
  September 30, 1995 and 1994                              30

Consolidated Statement of Cash Flows for the
  Years Ended September 30, 1995, 1994 and 1993            31


Notes to Consolidated Financial Statements                 32

(a)   2.  Financial Statement Schedules

Separate financial statements for The Brooklyn Union Gas Company are omitted for the reason that the Company's total assets for the fiscal year ended September 30, 1995, exclusive of investments in and advances to its consolidated subsidiaries, constitute more than 75% of the total assets shown by the Consolidated Balance Sheet as of September 30, 1995, and the Company's total gross revenues, exclusive of interest and dividends received or equity in income from the consolidated subsidiaries, constitute more than 75% of the total gross revenues shown by the Consolidated Statement of Income for the year ended September 30, 1995.

The following additional data should be read in conjunction with the financial statements included in Part II, Item 8. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

Executive Officers of the Registrant
------------------------------------
All Executive Officers serve one-year terms.

                                 Age as of
                                 Sept. 30,  Period Served
Name and Position                  1995     In Such Capacity Business Experience in Past 5 Years

Robert B. Catell, President          58     1991 to Present  President and Chief Executive Officer
and Chief Executive Officer                 1990 to 1991     President and Chief Operating Officer
                                            1986 to 1990     Executive Vice President and Chief
                                                             Operating Officer

Craig G. Matthews                    52     1994 to Present  Executive Vice President
Executive Vice President                    1991 to 1994     Executive Vice President and Chief
                                                             Financial Officer
                                            1988 to 1991     Group Senior Vice President and Chief
                                                             Financial Officer

Helmut W. Peter                      63     1992 to Present  Executive Vice President
Executive Vice President                    1991 to 1992     Executive Vice President and Chief
                                                             Engineer
                                            1988 to 1991     Group Senior Vice President and Chief
                                                             Engineer

Anthony J. DiBrita                   54     1992 to Present  Senior Vice President
Senior Vice President                       1989 to 1992     Vice President

Vincent D. Enright, Senior Vice      51     1994 to Present  Senior Vice President and Chief
President and Chief Financial                                Financial Officer
Officer                                     1992 to 1994     Senior Vice President
                                            1984 to 1992     Vice President

William K. Feraudo                   45     1994 to Present  Senior Vice President
Senior Vice President                       1989 to 1994     Vice President

Wallace P. Parker, Jr.               46     1994 to Present  Senior Vice President
Senior Vice President                       1990 to 1994     Vice President
                                            1987 to 1990     Assistant Vice President

Lenore F. Puleo                      42     1994 to Present  Senior Vice President
Senior Vice President                       1990 to 1994     Vice President

Maurice K. Shaw, Senior Vice         56     1993 to Present  Senior Vice President
President and Corporate Affairs Officer     1987 to 1993     Senior Vice President and Chief
                                                             Marketing Officer

Edward J. Sondey                     57     1992 to Present  Senior Vice President
Senior Vice President                       1981 to 1992     Vice President

Tina G. Barber, Vice President       46     1994 to Present  Vice President and Chief
and Chief Information Officer                                Information Officer
                                            1992 to 1994     Vice President

Richard M. Desmond, Vice             61     1992 to Present  Vice President, Comptroller and
President, Comptroller and                                   Chief Accounting Officer
Chief Accounting Officer                    1984 to 1992     Vice President and Comptroller

Robert H. Preusser, Vice President   58     1992 to Present  Vice President and Chief Engineer
and Chief Engineer                          1987 to 1992     Vice President

Roger J. Walz, Vice President        50     1990 to Present  Vice President and General Auditor
and General Auditor                         1988 to 1990     General Auditor

Robert R. Wieczorek, Vice President  53     1994 to Present  Vice President, Secretary
Secretary and Treasurer                                      and Treasurer
                                            1989 to 1994     Vice President, Treasurer, and
                                                             Assistant Secretary

                                                                                                SCHEDULE II


                                           THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                           FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                 ____________________________________________________________________
                                                       (Thousands of Dollars)

                   COLUMN A                  COLUMN B         COLUMN C        COLUMN D          COLUMN E
                                            Balance at      Additions                          Balance at
                                            Beginning       Charged to                           End of
         Description                        of Period        Expense         Deductions          Period
    ______________________________         ____________   ______________   ______________    ______________

    Year Ended September 30, 1995
      Allowance for uncollectible accounts     $14,963          $17,494          $18,727 (a)       $13,730
                                           ____________   ______________   ______________    ______________

       Reserve for injuries and damages
              Public Liability                  $5,350           $4,368           $3,818 (b)        $5,900
              Workers' Compensation             $1,425             $500             $335 (b)        $1,590
                                           ____________   ______________   ______________    ______________
                                                $6,775           $4,868           $4,153            $7,490
                                           ____________   ______________   ______________    ______________


    Year Ended September 30, 1994
      Allowance for uncollectible accounts     $14,212          $18,737          $17,986 (a)       $14,963
                                           ____________   ______________   ______________    ______________

       Reserve for injuries and damages         $6,816           $3,447           $3,488 (b)        $6,775
                                           ____________   ______________   ______________    ______________


    Year Ended September 30, 1993
      Allowance for uncollectible accounts     $11,609          $19,113          $16,510 (a)       $14,212
                                           ____________   ______________   ______________    ______________

       Reserve for injuries and damages         $6,900           $3,241           $3,325 (b)        $6,816
                                           ____________   ______________   ______________    ______________

    (a) Write-off of bad debts, net recoveries.
    (b) Cost of injury and damage claims.

(a)  3.   Exhibits

(3)  Articles of incorporation and by-laws

     By-laws of the Company, dated June 28, 1995, incorporated by reference from Form 8-K dated September 5, 1995.

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

(11) Statement re: Computation of per share earnings. See Part II, Item 8., "Financial Statements and Supplementary Data
          - Consolidated Statement of Income for the Years Ended September 30, 1995, 1994 and 1993," for information required by this item.

(12) Statement re: Computation of consolidated ratio of earnings to fixed charges

(21) Subsidiaries of the registrant

(23) Consents of experts

(27) Financial data schedule

(b)   Reports on Form 8-K:

     There was a Form 8-K report filed on September 5, 1995, noting that the Company amended its by-laws on June 28, 1995. No financial statements were included in that report.

                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated on December 13, 1995.

                 THE BROOKLYN UNION GAS COMPANY


Signature                                           Title

    s/Robert B. Catell               President and Chief Executive
    (Robert B. Catell)                  Officer

    s/Craig G. Matthews              Executive Vice President
    (Craig G. Matthews)

    s/Vincent D. Enright             Senior Vice President and
    (Vincent D. Enright)                Chief Financial Officer

    s/Richard M. Desmond             Vice President, Comptroller
    (Richard M. Desmond)                and Chief Accounting
                                        Officer

    s/Kenneth I. Chenault            Director
    (Kenneth I. Chenault)

    s/Andrea S. Christensen          Director
    (Andrea S. Christensen)

    s/Donald H. Elliott              Director
    (Donald H. Elliott)

    s/Alan H. Fishman                Director
    (Alan H. Fishman)

    s/James L. Larocca               Director
    (James L. Larocca)

    s/Edward D. Miller               Director
    (Edward D. Miller)

    s/Richardson Pratt, Jr.          Director
    (Richardson Pratt, Jr.)

    s/James Q. Riordan               Director
    (James Q. Riordan)