Form 10-Q
period 1995-12-31
BROOKLYN UNION GAS CO
filed 1996-02-13
CIK 14525

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1995

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at February 1, 1996

     $.33 1/3 par value                     49,220,736

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                        Page No.

          Condensed Consolidated Balance Sheet -
          December 31, 1995 and 1994, and September 30,
          1995                                              2

          Condensed Consolidated Statement of Income -
          Three and Twelve Months Ended December 31,
          1995 and 1994                                     3

          Condensed Consolidated Statement of Cash Flows -
          Three and Twelve Months Ended December 31,
          1995 and 1994                                     4

          Notes to Condensed Consolidated Financial
          Statements                                        5

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition             9

          Review of Independent Public Accountants         16

          Report of Independent Public Accountants         17

Part II.  Other Information

          Item 1 - Legal Proceedings                       18

          Item 4 - Submission of Matters to a Vote
                   of Security Holders                     18

          Item 5 - Other Information                       19

          Item 6 - Exhibits and Reports on Form 8-K        19


Signatures                                                 20

                                             THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                                     December 31,             December 31,            September 30,
                                                         1995                     1994                     1995
                                                     (Unaudited)              (Unaudited)               (Audited)
                                                                         (Thousands of Dollars)
    Assets
    Property
      Utility, at cost                            $     1,700,034           $    1,620,198           $    1,690,193
      Accumulated depreciation                           (398,481)                (366,723)                (393,263)
      Gas exploration and production, at cost             372,939                  296,124                  353,847
      Accumulated depletion                              (143,616)                (122,390)                (138,136)
                                                        1,530,876                1,427,209                1,512,641
    Investments in Energy Services                        122,187                   99,841                  121,023
    Current Assets
      Cash                                                  7,582                   13,664                   15,992
      Temporary cash investments                              -                        -                     24,550
      Accounts receivable                                 327,379                  335,049                  146,018
      Allowance for uncollectible accounts                (14,997)                 (15,086)                 (13,730)
      Gas in storage, at average cost                      64,596                   87,796                   88,810
      Materials and supplies, at average cost              14,591                   11,912                   13,203
      Prepaid gas costs and other                          38,462                   32,915                   35,581
                                                          437,613                  466,250                  310,424
    Deferred Charges                                      162,071                  142,437                  172,834
                                                  $     2,252,747           $    2,135,737           $    2,116,922
    Capitalization and Liabilities
    Capitalization
      Common stock, $.33 1/3 par value stated at  $       529,688           $      501,568           $      522,581
      Retained earnings                                   331,276                  305,491                  303,709
         Total common equity                              860,964                  807,059                  826,290
      Preferred stock, redeemable                           6,900                    7,200                    6,900
      Long-term debt                                      723,223                  713,480                  720,569
                                                        1,591,087                1,527,739                1,553,759
    Current Liabilities
      Accounts payable                                    119,301                  147,061                  103,705
      Dividends payable                                    17,799                   17,206                   17,536
      Commercial paper                                     23,000                    4,000                      -
      Taxes accrued                                        32,145                   38,390                    3,635
      Customer deposits                                    22,397                   22,650                   22,252
      Customer budget plan credits                         41,088                   39,617                   24,790
      Interest accrued and other                           50,179                   32,749                   39,438
                                                          305,909                  301,673                  211,356
    Deferred Credits and Other Liabilities
      Federal income tax                                  250,224                  234,391                  247,882
      Unamortized investment tax credit                    20,711                   21,736                   20,948
      Other                                                84,816                   50,198                   82,977
                                                          355,751                  306,325                  351,807
                                                  $     2,252,747           $    2,135,737           $    2,116,922
        See accompanying notes to condensed consolidated financial statements.

    THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (Unaudited)
                                            Three Months                     Twelve Months
                                          Ended December 31,               Ended December 31,
                                          1995           1994              1995            1994
                                                         (Thousands of Dollars)
    Operating Revenues
       Utility sales                 $     378,196   $   344,180     $    1,186,347   $  1,268,970
       Gas production and other             19,887        14,168             65,699         62,473
                                           398,083       358,348          1,252,046      1,331,443
    Operating Expenses
       Cost of gas                         160,303       135,125            471,737        550,158
       Operation and maintenance            99,830        91,357            385,691        385,956
       Depreciation and depletion           18,081        18,313             71,788         70,682
       General taxes                        38,722        36,778            136,662        148,171
       Federal income tax                   22,790        21,622             44,451         40,977
    Operating Income                        58,357        55,153            141,717        135,499
    Other Income (Expense)
       Income from equity investments        1,707         1,620              9,639          5,479
       Other, net                           (1,258)         (628)            (5,036)        (2,029)
       Federal income tax                      (62)         (166)             1,347            824
    Income Before Interest Charges          58,744        55,979            147,667        139,773
    Interest Charges
       Long-term debt                       12,922        12,058             48,793         47,099
       Other                                 1,115         1,082              5,171          4,615
                                            14,037        13,140             53,964         51,714
    Net Income                              44,707        42,839             93,703         88,059
    Dividends on Preferred Stock                83            86                334            347
    Income Available for
       Common Stock                  $      44,624   $    42,753     $       93,369   $     87,712

    Per Share of Common Stock        $        0.91   $      0.90     $         1.92   $       1.85

    Dividends Declared per Share
       of Common Stock               $       0.355   $     0.348     $        1.398   $      1.360

    Average Common Shares
       Outstanding                      48,946,893    47,750,732         48,510,260     47,288,335
       See accompanying notes to condensed consolidated financial statements.

                                                           THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                              (Unaudited)
                                                                 Three Months             Twelve Months
                                                                Ended December 31,      Ended December 31,
                                                                1995        1994        1995          1994
                                                                         (Thousands of Dollars)
 OPERATING ACTIVITIES
  Net income                                               $   44,707  $   42,839  $    93,703  $    88,059
  Adjustments to reconcile net income
       to net cash provided by operating activities:
    Depreciation and depletion                                 18,861      19,572       75,955       75,264
    Deferred Federal income tax                                 3,571         169       13,397       (6,071)
    Amortization of investment tax credit                        (237)       (264)      (1,025)      (1,069)
    Income from energy services investments                    (1,707)     (1,620)      (9,639)      (5,479)
    Dividends received from energy services investments         2,497       1,294        5,146        5,593
    Allowance for equity funds used during construction          (366)       (243)      (1,396)      (1,871)
    Change in accounts receivable, net                       (180,324)   (141,994)       6,204       40,458
    Change in accounts payable                                 15,445      18,036      (31,997)     (29,004)
    Gas inventory and prepayments                              31,908      13,337       24,779       11,149
    Other                                                      55,537      53,908       20,266       42,127
 Cash (used in) provided by operating activities              (10,108)      5,034      195,393      219,156
 FINANCING ACTIVITIES
    Sale of common stock                                        7,140       6,837       28,276       29,165
    Issuance of long-term debt                                  2,654      12,103        9,743       18,380
    Commercial paper, net                                      23,000       4,000       19,000       (7,500)
                                                               32,794      22,940       57,019       40,045
    Repayments
     Preferred stock                                               -           -          (300)        (300)
                                                               32,794      22,940       56,719       39,745
     Dividends paid                                           (17,139)    (16,736)     (67,969)     (64,890)
     Other                                                         11         (78)          51           52
 Cash provided (used in) by financing activities               15,666       6,126      (11,199)     (25,093)
 INVESTING ACTIVITIES
     Capital expenditures (excluding allowance
       for equity funds used during construction)             (39,115)    (49,905)    (201,943)    (189,252)
     Other                                                        597      (1,082)      11,667       (7,266)
 Cash used in investing activities                            (38,518)    (50,987)    (190,276)    (196,518)
 Change in Cash and Temporary Cash Investments                (32,960)    (39,827)      (6,082)      (2,455)
 Cash and Temporary Cash Investments at Beginning of Period    40,542      53,491       13,664       16,119
 Cash and Temporary Cash Investments at End of Period      $    7,582  $   13,664  $     7,582  $    13,664
 Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.
 Supplemental disclosures of cash flows
    Income taxes                                           $       -   $       -   $    36,000  $    36,200
    Interest                                               $   16,709  $   15,701  $    52,724  $    50,995
 See accompanying notes to condensed consolidated financial statements.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1995 and 1994, and the results of operations for the three and twelve months ended December 31, 1995 and 1994, and cash flows for the three and twelve months ended December 31, 1995 and 1994. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

     As permitted by the rules and regulations of the Securities and Exchange Commission, the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.


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

     The Company's tariff contains a weather normalization adjustment that requires recovery from or refund to firm customers of shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather, which is the basis for projecting base tariff revenue requirements. The adjustment operates when weather varies more than 2.2% from normal (positive or negative) during a billing cycle.

3.   INVESTMENT IN IROQUOIS PIPELINE

     A Company subsidiary, North East Transmission Co., Inc. (NETCO), owns an 11.4% interest in Iroquois Gas Transmission System, L.P. (Iroquois), which partnership owns and operates a 375-mile pipeline from Canada to the Northeast. NETCO's investment in Iroquois was $22.9 million at December 31, 1995.

     In 1992, Iroquois was informed by the U.S. Attorneys' Offices of various districts of New York of a civil investigation of alleged violations of the U.S. Army Corps of Engineers (COE) permit, a related State Water Quality Certification and/or the Federal Clean Water Act. Further, agency investigations of matters related to the construction of the Iroquois pipeline have been commenced by COE and the Federal Energy Regulatory Commission. Iroquois also has received inquiries from the Federal Department of Transportation and the State of New York Public Service Commission (PSC) concerning certain construction activities. Civil penalties could be imposed if violations of Iroquois' governmental authorizations are shown to have occurred. No proceedings in connection with these investigations and inquiries have been commenced.

     Also in 1992, a criminal investigation of Iroquois was initiated and is being conducted by Federal authorities pertaining to various matters related to the construction of the pipeline. To date, no criminal charges have been filed. Iroquois' management believes that the pipeline construction and right-of-way activities were conducted in a responsible manner. However, Iroquois deems it probable that indictments will be sought in connection with this investigation and in them substantial fines and other sanctions.

     The Company has been informed that Iroquois and its counsel have met and expect to continue to meet with those responsible for the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and to explore possible resolutions that may be acceptable to all parties. A comprehensive resolution of these matters could have a material adverse effect on Iroquois' financial condition. Although no agreements have been reached regarding the disposition of these matters, based on discussions with Iroquois' management, in the fourth quarter of fiscal 1995 the Company recorded a provision to cover its proportionate share of estimated costs related to these investigations. The ultimate resolution of these matters is not expected to materially affect the Company's results of operations or financial position.

4.   ENVIRONMENTAL MATTERS

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

     Two MGP sites are under active consideration by the Company. One site, which is located on property still owned by the Company, is the former Coney Island MGP facility located in Brooklyn, New York. This site is the subject of continuing interim remedial action under the direction of the U.S. Coast Guard. Moreover, the Company has recently executed a consent order with the DEC with respect to addressing the overall remediation of the Coney Island site in accordance with state law. A schedule of investigative and cleanup activities is being developed, leading to a cleanup over the next several years. The other site currently is owned by the City of New York (City). The Company and the City are in the process of discussing a mutual approach to sharing potential environmental responsibility for this site. The Company believes it is likely that, at a minimum,investigative costs will be incurred by the Company with respect to that site.

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

     Based upon the terms of the consent order for the Coney Island site and costs of investigation for the other MGP site under active consideration, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, which, based upon current information, primarily will be for the Coney Island site.
     This amount includes approximately $4.9 million of costs expended as of December 31, 1995. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time.

     As of December 31, 1995, the Company had an accrued liability of $29.2 million and a related unamortized regulatory asset of $32.6 million. By order issued February 16, 1995, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter. Initial recovery of these costs began in fiscal 1995. The recovery of these costs in rates is conditioned upon absence of a PSC determination that such costs have not been reasonably or prudently incurred. In addition, the Company must demonstrate that it has taken all reasonable steps to obtain cost recovery from all available funding sources, including other responsible parties. The PSC has initiated a generic proceeding to assess the extent of the potential liability for cleanup of MGP sites by the State's gas utilities and has indicated that it may consider in that proceeding generic policies regarding the recovery of such costs through gas utility rates. Any such policies may affect the Company's ability to reflect such costs in rates. At this time, the Company is unable to predict the outcome of that proceeding.


5.   REGULATORY ASSETS

     Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Certain Types of Regulation."

     The Company had net regulatory assets as of December 31, 1995 and 1994 of $96,885,000 and $93,648,000, respectively. These amounts are included in Deferred Charges and Deferred Credits-Other in the Consolidated Balance Sheet. In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of these net regulatory assets could result in a charge to net income of approximately $60,000,000 which would be classified as an extraordinary item.

     SFAS-121 issued in March 1995 and effective for fiscal 1997, establishes accounting standards for the impairment of long-lived assets. This statement is not expected to have a material impact on the Company's financial condition or results of operations upon adoption.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods.

(1)  Three Months ended December 31, 1995 vs. Three Months ended
     December 31, 1994.

(2) Twelve Months ended December 31, 1995 vs. Twelve Months ended December 31, 1994.


Consolidated income available for common stock for the first quarter of fiscal 1996 was $44.6 million, or 91 cents per share, compared to $42.8 million, or 90 cents per share, for the first quarter of last year. Utility operations contributed 87 cents per share to consolidated earnings, an increase of two cents per share compared to last year's quarterly earnings. The increase reflected higher net revenues (revenues less gas costs), which more than offset higher operation expense due to the extremely cold weather. Utility operations continue to reflect sales growth and ongoing cost reduction efforts. Subsidiaries contributed four cents per share to first quarter earnings. Higher quarterly earnings from gas exploration and production were offset by lower income from investments in energy services.

Consolidated earnings for the twelve months ended December 31, 1995 were $93.4 million, or $1.92 per share, compared to $87.7 million, or $1.85 per share, for the corresponding period a year ago. The increase in earnings reflects achievement of ratemaking incentives applicable to utility operations in fiscal 1995, as well as record earnings from the Company's subsidiaries.

The effect on utility earnings of variations in revenues due to colder- or warmer-than-normal weather is largely offset by the weather normalization adjustment included in the Company's tariff.

Firm gas sales for the first quarter of fiscal 1996, which was 9.0% colder than normal and 37.2% colder than the first quarter of fiscal 1995, were 43,768 MDTH, compared to 34,541 MDTH in last year's first quarter. The substantial increase in firm gas sales volume was primarily due to the significantly colder weather.
Total gas throughput from utility operations, which includes gas deliveries to interruptible customers and transportation services primarily to off-system customers, was 57,308 MDTH in the first quarter of fiscal 1996, compared to 50,308 MDTH in last year's first quarter. Total gas throughput for the twelve months ended December 31, 1995, which was 1.0% warmer than normal, was 184,746 MDTH, compared to 182,965 MDTH in the corresponding period a year ago, which was 3.2% warmer than normal.

Net revenues (utility operating revenues less cost of gas of utility sales) increased 4.2% in the three months ended December 31, 1995. This increase was attributable to heating sales additions and the retention of margins on a portion of the increase in sales due to cold weather. The weather normalization adjustment operates when weather varies more than 2.2% from normal. Net revenues in the twelve months ended December 31, 1995 included provisions made to reflect regulatory requirements to share margins on sales to certain large-volume customers for the benefit of residential heating customers.

The Company and its gas exploration and production subsidiaries employ derivative financial instruments, natural gas futures and swaps, for the purpose of managing commodity price risk. In connection with utility operations, the Company primarily uses derivative financial instruments to fix margins on sales to large-volume customers to which gas is sold at a price indexed to the prevailing price of oil, their alternate fuel. Derivative financial instruments are used by the Company's gas exploration and production subsidiaries to manage the risk associated with fluctuations in the price received for natural gas production. Hedging strategies are managed individually by each company.

Gas production and other revenues primarily reflect variations in revenues from gas exploration and production operations in all periods presented, principally due to the May 1995 acquisition of a gas processing plant located in British Columbia, Canada by the Company's Canadian affiliate. The acquisition added $7.6 million to revenues in the quarter ended December 31, 1995. Revenues from gas exploration and production decreased in the quarter and twelve months periods ended December 31, 1995, due to lower gas production volumes. Gas production for the quarter ended December 31, 1995 was 5.3 BCF, or 0.7 BCF below production in last year's first quarter. For the twelve months ended December 31, 1995, gas production was 22.0 BCF, compared with 23.3 BCF in the twelve months ended December 31, 1994. The effective price (average wellhead price received for production including realized gains and losses) was $1.72 per MCF in the first quarter of fiscal 1995, an increase of 3.0% over the corresponding period last year, while the average wellhead price was $1.59, representing a 4.0% increase over wellhead prices in last year's first quarter. The effective price in both the twelve months ended December 31, 1995 and 1994 was $1.78 per MCF. Hedging activities helped reduce the effects of lower wellhead prices, which fell 18.5% in the twelve months ended December 31, 1995, as compared to the corresponding period a year ago. Portions of future production are also covered by hedge positions.

The Company is in the process of restructuring the gas exploration and production operations of its subsidiaries through the combination of onshore reserves and properties held by Fuel Resources Inc. and the offshore reserves and properties held by The Houston Exploration Company. Depending on market conditions, up to 30% of the stock of the restructured company, which would have approximately 200 BCF of proved gas reserves, could be sold through a public offering.

The increase in operation and maintenance expense in the quarter ended December 31, 1995 is due to weather, which was significantly colder compared to last year's first quarter. The comparative expense in the twelve months ended December 31,1995 showed a modest decrease, although weather was slightly colder. The decrease was largely attributable to ongoing cost reduction programs, which outweighed the adverse effects of generally higher labor and material costs. Moreover, consolidated operation expense in the quarter ended December 31, 1995 included $4.8 million of costs related to Canadian gas processing operations.

Depreciation and depletion expense in the quarter ended December 31, 1995 was essentially flat. Higher depreciation expense related to utility plant additions was offset by lower depletion charges. Similarly, such expense in the twelve months ended December 31, 1995 reflects an increase in depreciation expense related to utility plant additions. The increase was offset by a reduction in depletion expense which reflected lower gas production.

General taxes principally include State and City taxes on utility revenues and property. The increase in general taxes in the quarter ended December 31, 1995 is related primarily to the increase in utility revenues. The decrease in general taxes in the twelve months ended December 31, 1995 reflects a reduction in expense recorded for utility property taxes that are subject to regulatory settlement in determining utility cost of service.

Federal income tax expense in periods ended December 31, 1995 reflects higher pre-tax income.

Interest charges on long-term debt reflect higher average subsidiary borrowings related to gas exploration, production and processing operations. Other interest charges principally include carrying charges related to regulatory settlement items, and, in the quarter ended December 31, 1995, reflect interest charges related to commercial paper borrowings during the quarter. Such borrowings were necessitated by higher gas cost billings from suppliers due to colder weather and higher average prices.

Other income reflects generally positive results from investments in energy services. In the quarter ended December 31, 1995, higher income from the equity investment in the Iroquois pipeline offset increases in other expense. In the twelve months ended December 31, 1995, higher income from cogeneration investments related to major projects completed in calendar year 1995 more than offset a provision for estimated expenses related to the investigations regarding construction of the Iroquois pipeline and increases in other expense. (For information regarding Iroquois, See Notes to Condensed Consolidated Financial Statements, Note 3., "Investment in Iroquois Pipeline.")

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Financial Condition

In the quarter ended December 31, 1995, operating activities used $10.1 million in cash flow; whereas, in the quarter ended December 31, 1994, operating activities provided $5 million in cash flow. Generally, the Company settles gas supplier invoices monthly while its firm customers are billed bi-monthly. Hence, the lag between payments to gas suppliers and recoveries from residential heating customers can adversely affect cash flow from operating activities when the weather is extremely cold. Thus, the swing in operating cash flow is almost entirely attributable to weather. Also, gas inventory charges increased reflecting higher average prices. At the end of the heating season, leads and lags between payments to suppliers and recoveries from customers related to gas costs normally reverse and operating cash flow will reflect underlying trends. Cash provided by operating activities in the twelve months ended December 31, 1995 largely reflects the swing in working capital requirements related to weather as well as the timing of other items recovered through utility tariff billings. Commercial paper borrowings were used to finance the increase in working capital due to weather. Capital expenditures for fiscal years 1996 and 1997 are estimated to be approximately $195 million in each year.

On March 1, 1996, the Company will refund $153.5 million of Gas Facilities Revenue Bonds, including a $98.5 million series of 9% bonds and a $55 million series of 8.75% bonds. Both series will be called for redemption on that date at optional redemption prices of 102% of the face amount per bond plus accrued interest. The $153.5 million refunding series, which matures in 2021, was issued on January 29, 1996, with a coupon rate of 5.5% at a price of 99% of the principal amount of the bonds. The proceeds were placed in trust pending the redemption on March 1, 1996.

Rate and Regulatory Matters

                      Rate Settlement Plan

In October 1994, the PSC approved a new three-year rate settlement agreement which provided for no base rate increase in fiscal 1995; however, the Company was permitted to amortize to income approximately $1.3 million of deferred credits in the year.

In addition to earnings sharing provisions, the plan provided new incentives, more flexible pricing in large-volume competitive markets, and rate design modifications to improve the Company's competitive position. The Company is permitted to retain 100% of any earnings from discrete incentives (up to 100 basis points on utility equity.) With respect to earnings sharing provisions, the Company will retain 75% of the first 100 basis points of earnings in excess of the allowed return on utility equity unrelated to discrete incentives, and 50% of any additional earnings above that level. In addition, the Company will retain a portion of margins above a specified level of sales to certain large-volume customers.

In September 1995, the PSC approved the Company's second stage rate filing covering fiscal 1996. The approval provides for no base rate increase; however, it permits the amortization of $7.5 million in deferred credits. The authorized rate of return on utility common equity was set at 10.65% for fiscal 1996, reflecting generally lower prevailing capital costs. The incentive provisions continue and remain available to provide the opportunity to achieve earned rates of return above the authorized level. These revisions became effective on October 1, 1995.

Additionally, base rate increases, if any, in the third year of the agreement would continue to be limited to the rate of inflation and could be offset by amortization of any deferred credits.

                   Restructuring Proceeding

In December 1994, the PSC issued its order in the gas industry restructuring case. The proceeding was instituted by the PSC in response to the restructuring of interstate pipeline services by FERC Order 636, which took effect in November 1993.

The PSC order addressed incentives and margin-sharing issues in a manner that is generally consistent with the Company's current rate settlement plan and provides utilities broad discretion to employ market-based pricing (subject to caps) for services offered to large-volume, or non-core, customers with dual-fuel capability.
The order allows the Company to continue to offer customers a complete array of bundled sales services as well as gas-supply pricing flexibility generally comparable to that offered by
unregulated competitors to large-volume customers.   Further, the
order contemplates offerings to core customers, reliant solely on gas as a heating or cooling fuel, of unbundled sales and transportation, including access to available pipeline transportation and balancing services. The order reduces the minimum transportation service volume requirement for customers, while encouraging the ultimate elimination of such a requirement. Lastly, the order initiated a new proceeding currently underway to evaluate gas purchasing practices and revised gas cost recovery mechanisms, and invited proposals for providing service to small-volume customers aggregated into gas purchasing groups. The PSC also has lifted its restrictions prohibiting any Company gas marketing subsidiary from operating within the Company's territory.

The Company is fully prepared to meet the requirements of the PSC order. It has filed tariffs applicable to both core and non-core markets in compliance with the PSC order, and has proposed a pilot incentive gas cost recovery mechanism, which was approved by the PSC. The mechanism became effective as of September 1, 1995, and provides for the Company to share the benefits of, or absorb a portion of the costs related to, variations in its weighted average cost of gas as compared with a market-based index. Under the terms of the incentive mechanism, the maximum annual award or penalty that could be realized is $2.0 million in gas cost recoveries. The Company's compliance tariff will become effective when approved by the PSC.

Holding Company Petition and Price Cap Proposal

The Company filed a petition with the PSC to organize its utility operations and those of its subsidiaries within a holding company. This form of corporate organization would provide the Company with the flexibility to take advantage of timely investment and market-entry opportunities and allow the Company to compete more effectively against other energy providers. The Company plans to expand gas marketing and energy management services to large-volume customers, potentially through new subsidiaries to be owned by the holding company. In conjunction with the formation of the holding company, the Company has proposed to institute a price cap plan for gas services provided to firm tariff customers and to modify the ratemaking applicable to margins for large-volume, non-core transactions. Essentially, any rate increase applicable to core customers would be limited to general price inflation. Further, a specified level of margins on services to non-core customers would be imputed and reflected in overall revenue requirements which would be set to recover cost of service at the outset of the price cap period. In line with incentive ratemaking, while the price cap is effective, the Company would realize any benefit or loss associated with changes in such sales margins from the level initially fixed. Negotiations with the PSC Staff and other interested parties regarding this petition are ongoing.

Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of December 31, 1995, the Company had an accrued liability of $29.2 million and a related unamortized regulatory asset of $32.6 million. (See Notes to Condensed Consolidated Financial Statements, Note 4., "Environmental Matters.")

            REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 17.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of December 31, 1995 and 1994, and the related condensed consolidated statements of income for the three and twelve month periods ended December 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the three and twelve month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of The Brooklyn Union Gas Company and subsidiaries as of September 30, 1995, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and, in our report dated October 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ARTHUR ANDERSEN LLP


New York, New York
January 24, 1996

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held at the office of the Company, One MetroTech Center, Brooklyn, New York on
     Thursday, February 1, 1996.

(b) Donald H. Elliott and James L. Larocca were elected to serve as directors for three-year terms expiring in 1999. Andrea S. Christensen, Alan H. Fishman and James Q. Riordan will continue to serve as directors until the next election in 1997. Robert B. Catell, Kenneth I. Chenault and Edward D. Miller will continue to serve as directors until their terms expire in 1998.

(c) The vote to elect Arthur Andersen LLP as independent public accountants was 39,867,775 shares in favor, or 99% of the shares voted, and 397,173 shares against, or 1% of the shares voted. Abstentions of 463,395 shares were recorded.

(d) The shareholders approved adoption of a long-term performance incentive compensation plan by a vote of 35,523,051 shares in favor, or 90% of shares voted, and 3,848,397 shares against, or 10% of shares voted. Abstentions of 1,357,895 shares were recorded.

(e) The proposal by a shareholder for cumulative voting for directors was rejected by a vote of 25,744,238 shares against, or 80% of the shares voted (16,079 proxies), and 6,377,955 shares in favor, or 20% of the shares voted (2,964 proxies). Abstentions of 2,063,197 shares (1,621 proxies) were recorded.

Item 5. Other Information

By-Laws

On February 1, 1996, the By-Laws of the Company were amended to increase the number of directors serving on the Executive Committee of the Board of Directors from five to six, with a majority of the members of the Executive Committee constituting a quorum.


Other Development

     In early December 1995, New York State Governor Pataki endorsed a proposal to dismantle Long Island Lighting Company (LILCO). Among other things, the proposal contemplates that Long Island Power Authority (LIPA) would issue and sell tax-exempt bonds to purchase LILCO's electric transmission and distribution system, and would assume a portion of LILCO's debt; LILCO's electric generating facilities and its gas business would be sold to other companies; and an energy company would contract with LIPA to manage the transmission and distribution of electricity to LILCO's customers.

     For a number of years the Company has had a continuing interest principally in LILCO's gas business, and from time to time has had discussions with and has made approaches to LILCO regarding a possible transaction. The Company has been following developments relating to the December 1995 proposal endorsed by Governor Pataki, and has been having discussions with officials and others concerning LILCO's gas business as well as its generating, transmission and distribution assets (but not Shoreham or LILCO's other nuclear or regulatory assets). The Company expects to continue these activities, but is unable to predict the course of developments or whether or how a transaction, if there is one, might involve the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

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



                                   THE BROOKLYN UNION GAS COMPANY
                                             (Registrant)



Date February 9, 1996              s/ V.D. Enright
                                   V.D. Enright
                                   Senior Vice President and
                                   Chief Financial Officer



Date February 9, 1996              s/ R.M. Desmond
                                   R.M. Desmond
                                   Vice President, Comptroller and
                                   Chief Accounting Officer