Form 10-Q
period 1996-03-31
BROOKLYN UNION GAS CO
filed 1996-05-15
CIK 14525

                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D. C. 20549
                                               Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

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

                                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock           Outstanding at May 1, 1996

        $.33 1/3 par value               49,572,527

                            THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                                                 INDEX

Part I.         Financial Information                              Page No.

                Condensed Consolidated Balance Sheet -
                March 31, 1996 and 1995, and September 30,
                1995                                                   3

                Condensed Consolidated Statement of Income -
                Three, Six and Twelve Months Ended March 31,
                1996 and 1995                                           4

                Condensed Consolidated Statement of Cash Flows -
                Six and Twelve Months Ended March 31,
                1996 and 1995                                           5

                Notes to Condensed Consolidated Financial
                Statements                                              6

                Management's Discussion and Analysis of Results
                of Operations and Financial Condition                  11

                Review of Independent Public Accountants               18

                Report of Independent Public Accountants               19

Part II.        Other Information

                Item 1 - Legal Proceedings                             20

                Item 5 - Other Information                             20

                Item 6 - Exhibits and Reports on Form 8-K              21


Signatures                                                             22

                                                 THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                                      March 31,                March 31,               September 30,
                                                         1996                     1995                      1995
                                                     (Unaudited)              (Unaudited)               (Audited)
                                                                         (Thousands of Dollars)
    Assets
    Property
      Utility, at cost                            $     1,714,416           $    1,634,326           $    1,690,193
      Accumulated depreciation                           (409,645)                (375,295)                (393,263)
      Gas exploration and production, at cost             390,880                  316,182                  353,847
      Accumulated depletion                              (149,501)                (127,277)                (138,136)
                                                        1,546,150                1,447,936                1,512,641
    Investments in Energy Services                        124,247                  107,423                  121,023
    Current Assets
      Cash                                                 12,809                   12,858                   15,992
      Temporary cash investments                           31,407                   64,435                   24,550
      Accounts receivable                                 412,645                  342,265                  146,018
      Allowance for uncollectible accounts                (20,736)                 (18,682)                 (13,730)
      Gas in storage, at average cost                      16,141                   39,089                   88,810
      Materials and supplies, at average cost              14,225                   12,370                   13,203
      Prepaid gas costs and other                          27,752                   26,958                   35,581
                                                          494,243                  479,293                  310,424
    Deferred Charges                                      156,042                  168,491                  172,834
                                                  $     2,320,682           $    2,203,143           $    2,116,922
    Capitalization and Liabilities
    Capitalization
      Common stock, $.33 1/3 par value stated at  $       537,366           $      508,875           $      522,581
      Retained earnings                                   387,793                  362,352                  303,709
         Total common equity                              925,159                  871,227                  826,290
      Preferred stock, redeemable                           6,600                    6,900                    6,900
      Long-term debt                                      724,652                  714,759                  720,569
                                                        1,656,411                1,592,886                1,553,759
    Current Liabilities
      Accounts payable                                    142,312                  128,753                  103,705
      Dividends payable                                    18,131                   17,176                   17,536
      Taxes accrued                                        65,572                   57,096                    3,635
      Customer deposits                                    22,122                   22,748                   22,252
      Customer budget plan credits                           -                        -                      24,790
      Interest accrued and other                           50,628                   40,135                   39,438
                                                          298,765                  265,908                  211,356
    Deferred Credits and Other Liabilities
      Federal income tax                                  258,729                  245,240                  247,882
      Unamortized investment tax credit                    20,475                   21,474                   20,948
      Other                                                86,302                   77,635                   82,977
                                                          365,506                  344,349                  351,807
                                                  $     2,320,682           $    2,203,143           $    2,116,922
     See accompanying notes to condensed consolidated financial statements.

                                                    THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                                        (Unaudited)
                                            Three Months                Six Months                   Twelve Months
                                            Ended March 31,           Ended March 31,               Ended March 31,
                                          1996           1995        1996         1995            1996            1995
                                                                   (Thousands of Dollars)
    Operating Revenues
       Utility sales                 $   575,812   $   468,271   $  954,008   $  812,451   $    1,293,888   $  1,203,411
       Gas production and other           19,626        13,344       39,628       27,512           76,069         54,763
                                         595,438       481,615      993,636      839,963        1,369,957      1,258,174
    Operating Expenses
       Cost of gas                       287,310       189,505      447,613      324,630          569,542        493,003
       Operation and maintenance         108,627       102,107      208,915      193,469          396,641        376,436
       Depreciation and depletion         18,641        17,756       36,723       36,069           72,674         70,846
       General taxes                      51,034        48,176       89,637       84,954          139,401        140,742
       Federal income tax                 39,109        38,169       61,898       59,791           45,391         40,044
    Operating Income                      90,717        85,902      148,850      141,050          146,308        137,103
    Other Income (Expense)
       Income from equity investments        (24)        2,402        1,606        4,022            7,202          6,831
       Other, net                         (2,754)       (1,042)      (4,596)      (1,862)          (7,428)        (3,637)
       Federal income tax                   (588)         (196)        (650)        (362)             955            562
    Income Before Interest Charges        87,351        87,066      145,210      142,848          147,037        140,859
    Interest Charges
       Long-term debt                     11,614        11,992       23,662       23,854           47,522         47,577
       Other                               1,242         1,434        2,347        2,516            4,958          5,137
                                          12,856        13,426       26,009       26,370           52,480         52,714
    Net Income                            74,495        73,640      119,201      116,478           94,557         88,145
    Dividends on Preferred Stock              82            85          164          171              330            344
    Income Available for
       Common Stock                  $    74,413   $    73,555   $  119,037   $  116,307   $       94,227   $     87,801

    Per Share of Common Stock        $      1.51   $      1.53   $     2.43   $     2.43   $         1.93   $       1.84

    Dividends Declared per Share
       of Common Stock               $     0.355   $     0.348   $    0.703   $    0.695   $        1.398   $      1.370

    Average Common Shares
       Outstanding                    49,226,883    48,056,163   49,086,888   47,903,448       48,802,940     47,601,934

    See accompanying notes to condensed consolidated financial statements.

                                                           THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                              (Unaudited)
                                                                  Six Months             Twelve Months
                                                                Ended March 31,         Ended March 31,
                                                                1996        1995        1996          1995
                                                                         (Thousands of Dollars)
 OPERATING ACTIVITIES
  Net income                                               $  119,201  $  116,478  $    94,557  $    88,145
  Adjustments to reconcile net income
       to net cash provided by operating activities:
    Depreciation and depletion                                 38,697      38,965       76,881       76,078
    Deferred Federal income tax                                (1,521)     (3,653)      14,979       (1,609)
    Amortization of investment tax credit                        (473)       (526)        (999)      (1,012)
    Income from energy services investments                    (1,606)     (4,022)      (7,202)      (6,831)
    Dividends received from energy services investments         1,756       1,366        3,985        3,321
    Allowance for equity funds used during construction          (640)       (518)      (1,396)      (1,528)
    Change in accounts receivable, net                       (261,084)   (144,286)     (72,086)     124,957
    Change in accounts payable                                 38,439       1,584        6,152      (42,517)
    Gas inventory and prepayments                              90,977      69,902       27,283       (9,956)
    Other                                                      66,180      55,502       25,594       15,226
 Cash provided by operating activities                         89,926     130,792      167,748      244,274
 FINANCING ACTIVITIES
    Sale of common stock                                       14,858      14,197       28,645       29,004
    Issuance of long-term debt                                159,111      13,382      164,921       11,917
                                                              173,969      27,579      193,566       40,921
    Repayments
     Long-term debt                                          (153,500)        -       (153,500)         -
     Preferred stock                                             (300)       (300)        (300)        (300)
                                                               20,169      27,279       39,766       40,621
     Dividends paid                                           (35,116)    (33,580)     (69,101)     (65,792)
     Other                                                          4         (27)         (18)         252
 Cash used in financing activities                             (14,943)     (6,328)    (29,353)    (24,919)
 INVESTING ACTIVITIES
     Capital expenditures (excluding allowance
       for equity funds used during construction)             (76,344)    (96,729)    (192,347)    (185,211)
     Other                                                      5,035      (3,933)      20,875       (7,288)
 Cash used in investing activities                            (71,309)   (100,662)    (171,472)    (192,499)
 Change in Cash and Temporary Cash Investments                  3,674      23,802      (33,077)      26,856
 Cash and Temporary Cash Investments at Beginning of Period    40,542      53,491       77,293       50,437
 Cash and Temporary Cash Investments at End of Period      $   44,216  $   77,293  $    44,216  $    77,293
 Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.
 Supplemental disclosures of cash flows
    Income taxes                                           $   13,000   $  22,500  $    26,500  $    42,000
    Interest                                               $   28,902   $  26,431  $    53,959  $    51,373
 See accompanying notes to condensed consolidated financial statements.

                            THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and 1995, and the results of operations for the three, six and twelve months ended March 31, 1996 and 1995, and cash flows for the six and twelve months ended March 31, 1996 and 1995. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

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

3.      INVESTMENT IN IROQUOIS PIPELINE

        A Company subsidiary, North East Transmission Co., Inc. (NETCO), owns a partnership interest in Iroquois Gas Transmission System, L.P. (Iroquois). Iroquois owns a 375-mile pipeline from Canada to the Northeast United States. By purchase transactions completed in April 1996, NETCO increased its partnership interest in Iroquois from 11.4% to 19.4%. NETCO's investment in Iroquois was $22.3 million at March 31, 1996.

        In 1992, Iroquois was informed by the U.S. Attorneys' Offices of various districts of a civil investigation of alleged violations of the U.S. Army Corps of Engineers (COE) permit and/or the Federal Clean Water Act. Further, agency investigations of matters related to the construction of the Iroquois pipeline have been commenced by COE, the Federal Energy Regulatory Commission, the Federal Department of Transportation, and the New York Public Service Commission
        (PSC). In April 1996, the PSC referred certain matters relating to construction of the pipeline to its office of general counsel for consideration of a penalty action. Civil penalties could be imposed if violations of governmental authorizations or requirements are shown to have occurred.

        Also in 1992, a criminal investigation of Iroquois was initiated and is being conducted by Federal authorities pertaining to various matters related to the construction of the pipeline. To date, no criminal charges have been filed. Iroquois deems it probable that indictments will be sought in connection with this investigation and in them substantial fines and other sanctions.

        The Company has been informed that Iroquois and its counsel are continuing to meet with those responsible for the civil and criminal investigations to discuss possible resolutions that may be acceptable to all parties. The Company is advised that a comprehensive resolution of these matters is likely, and could have a material adverse effect on Iroquois' financial condition. Based on discussions with Iroquois' management, in the fourth quarter of fiscal 1995 a provision was recorded to cover NETCO's share of estimated costs related to these investigations. The ultimate resolution of these matters is not expected to result in the incurrence of costs that will materially affect the Company's results of operations or financial position.

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

        Based upon the terms of the consent order for the Coney Island site and costs of investigation for the other MGP site under active consideration, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, which, based upon current information, primarily will be for the Coney Island site.
        This amount includes approximately $5.1 million of costs expended as of March 31, 1996. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time.

        As of March 31, 1996, the Company had an accrued liability of $29.0 million and a related unamortized regulatory asset of $31.9 million. By order issued February 16, 1995, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter. Initial recovery of these costs began in fiscal year 1995. The recovery of these costs in rates is conditioned upon absence of a PSC determination that such costs have not been reasonably or prudently incurred. In addition, the Company must demonstrate that it has taken all reasonable steps to obtain cost recovery from all available funding sources, including other responsible parties. The PSC has initiated a generic proceeding to assess the extent of the potential liability for cleanup of MGP sites by the State's gas utilities and has indicated that it may consider in that proceeding generic policies regarding the recovery of such costs through gas utility rates. Any such policies may affect the Company's ability to reflect such costs in rates. At this time, the Company is unable to predict the outcome of that proceeding.

5.      SUBSIDIARY REORGANIZATION LAWSUIT

        The Company implemented a reorganization of its exploration and production subsidiaries' assets and liabilities by transferring to its subsidiary, The Houston Exploration Company (Houston Exploration), certain onshore producing properties and acreage not previously owned by Houston Exploration. In connection with the reorganization, the former employees of Fuel Resources Inc., the subsidiary of the Company that previously held the onshore properties and acreage transferred to Houston Exploration in the reorganization, were entitled to remuneration for the value of these properties prior to the reorganization. Certain of these individuals filed suit against the Company and Houston Exploration alleging that they are entitled to receive greater remuneration as a result of alleged breach of contract, breach of fiduciary duty, fraud, negligent representation and conspiracy. Such individuals seek actual damages in excess of $35 million and an award of punitive damages in an amount in excess of $70 million. The Company believes that the ultimate resolution of these allegations will not have a material adverse impact on the Company's financial position or results of operations.

6.      REGULATORY ASSETS

        Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No.

        71, "Accounting for Certain Types of Regulation."

        The Company had net regulatory assets as of March 31, 1996 and 1995 of $84.1 million and $116 million, respectively. These amounts are included in Deferred Charges and Deferred Credits-Other in the Consolidated Balance Sheet. In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of these net regulatory assets could result in a charge to net income of approximately $55 million which would be classified as an extraordinary item.

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

(1)     Three Months ended March 31, 1996 vs. Three Months ended
        March 31, 1995.

(2)  Six Months ended March 31, 1996 vs. Six Months ended March 31,
     1995.

(3)     Twelve Months ended March 31, 1996 vs. Twelve Months ended
     March 31, 1995.


Consolidated income available for common stock for the second quarter of fiscal 1996 was $74.4 million, or $1.51 per share, compared to $73.6 million, or $1.53 per share, for the second quarter of last year. Earnings for the six months ended March 31, 1996 were $119.0 million, or $2.43 per share, compared to $116.3 million, or $2.43 per share, in the six months ended March 31, 1995. Consolidated earnings for the twelve months ended March 31, 1996 were $94.2 million, or $1.93 per share, compared to $87.8 million, or $1.84 per share, for the same period a year ago.

Utility operations contributed $1.50 to consolidated earnings in this year's second quarter compared to $1.49 in last year's second quarter. Subsidiaries contributed one cent per share to earnings in this year's second quarter compared to four cents per share in the quarter a year ago. The decline in subsidiaries' earnings was due to losses incurred by subsidiaries with investments in cogeneration projects and related fuel management operations. Project operating margins, which reflect generally stable pricing for energy sales, were reduced by the sharp increases in fuel costs due to the severe winter. Also, the seasonal load characteristics of new plants added in the summer of 1995 adversely affected comparative interim results. Subsidiaries involved in gas exploration, production, marketing and processing had higher earnings in the second quarter compared with a year ago, primarily reflecting the acquisition of Canadian gas processing operations in May 1995.

The increase in earnings for the twelve-month period reflects achievement of ratemaking incentives applicable to utility operations in fiscal 1995, as well as higher earnings from the

Company's gas exploration and production, and processing subsidiaries.

Revenue growth, especially from sales to large-volume customers, more than offset higher operation expense due to the colder-than-normal winter. Utility operations continue to reflect sales growth and ongoing cost reduction efforts.

The effect on utility earnings of variations in revenues due to colder- or warmer-than-normal weather is largely offset by the weather normalization adjustment included in the Company's tariff.

Firm gas sales for the second quarter of fiscal 1996, which was 5.9% colder than normal and 15.4% colder than the second quarter of fiscal 1995, were 61,608 MDTH, compared to 54,410 MDTH in last year's second quarter. Firm gas sales were 105,376 MDTH for the six months ended March 31, 1996, representing an 18.5% increase from the same period last year, which was 12.4% warmer than normal. Weather for the twelve months ended March 31, 1996 was 6.1% colder than normal and 23.2% colder than the twelve months ended March 31, 1995. Consequently, firm gas sales of 139,781 MDTH for the twelve months ended March 31, 1996 increased 15.3% compared with the twelve months ended March 31, 1995.

Total gas throughput from utility operations, which includes gas deliveries to interruptible customers and transportation services primarily to off-system customers, was 75,685 MDTH in the second quarter of fiscal 1996, compared to 71,451 MDTH in last year's second quarter. Total gas throughput for the six months ended March 31, 1996 was 132,993 MDTH compared to 121,690 MDTH in the same period a year ago. Total gas throughput for the twelve months ended March 31, 1996 was 188,980 MDTH, compared to 182,027 MDTH in the corresponding period last year.

Net revenues (utility operating revenues less cost of gas of utility sales) increased 3.5% in the three months ended March 31, 1996, compared to the same period last year. This increase was attributable to heating sales additions and the retention of a portion of margins on the increase in sales due to colder-than-normal weather. The weather normalization adjustment in the Company's tariff operates when temperatures vary more than 2.2% from normal in any billing cycle. Net revenues in the six- and twelve-month periods ended March 31, 1996 increased 6.0% and 4.6%, respectively, compared with the corresponding prior year periods. Net revenues in the twelve months ended March 31, 1996 included provisions made to reflect regulatory requirements to share margins on sales to certain large-volume customers for the benefit of firm core tariff customers.

The Company and its gas exploration and production subsidiaries employ derivative financial instruments, natural gas futures and swaps for the purpose of managing commodity price risk. In connection with utility operations, the Company primarily uses derivative financial instruments to fix margins on sales to large-volume customers to which gas is sold at a price indexed to the prevailing price of oil, their alternate fuel. Derivative financial instruments are used by the Company's gas exploration and production subsidiary to manage the risk associated with fluctuations in the price received for natural gas production.

Gas production and other revenues primarily reflect variations in revenues from gas exploration and production operations in all periods presented, principally due to the May 1995 acquisition of a gas processing plant located in British Columbia, Canada by the Company's Canadian affiliate. Gas production increased slightly in all periods. The effective price (average wellhead price received for production including realized gains and losses on closed financial instrument positions for hedging) was $1.49 per MCF in the second quarter of fiscal 1996 compared with $1.77 per MCF in the second quarter last year, while the average wellhead price was $2.19 per MCF in this year's second quarter compared with $1.40 per MCF in the comparable quarter last year. For the six months ended March 31, 1996, the effective price was $1.65 per MCF compared with $1.69 per MCF in the six months ended March 31, 1995. Hedging activities produced a loss of $4.2 million in the quarter compared with a gain of $1.9 million in the comparable quarter last year. Hedging losses for the six months ended March 31, 1996 amounted to $3.7 million compared with a gain of $2.8 million in the same period last year. The effective price in the twelve months ended March 31, 1996 was $1.70 per MCF compared with $1.71 per MCF in the twelve months ended March 31, 1995. For the twelve months ended March 31, 1996 hedging gains were $0.2 million compared with $2.07 million in same period last year. Portions of future production are also covered by hedge positions.

The Company reorganized the gas exploration and production operations of its subsidiaries through the combination of onshore reserves and properties held by Fuel Resources Inc. with the offshore reserves and properties held by The Houston Exploration Company (Houston Exploration). As a result, all domestic oil and gas properties have been transferred to Houston Exploration, which has over 200 BCF of proved reserves, with the ability to add value through development of probable reserves on existing properties. Depending on market conditions, up to 30% of the stock of the reorganized company could be sold through a public offering. (See Notes to Condensed Consolidated Financial Statements, Note 5., "Subsidiary Reorganization Lawsuit.")

The increase in operation and maintenance expense in the three, six and twelve month periods ended March 31, 1996 reflects the effect of significantly colder weather on utility operations, which are benefiting from ongoing cost reductions. Moreover, consolidated operation expense in periods ended March 31, 1996 included costs related to Canadian gas processing operations.

Depreciation and depletion expense in the three, six, and twelve months ended March 31, 1996 increased 4.98%, 1.8% and 2.58%, respectively, compared to the same periods ended March 31, 1995. Higher depreciation expense related to utility plant additions and higher oil and gas depletion expense related to higher production in all periods caused the increase.

General taxes principally include State and City taxes on utility revenues and property.

Federal income tax expense in periods ended March 31, 1996 reflects higher pre-tax income.

Other income generally reflects results from investments in energy services. As previously mentioned, losses were incurred by subsidiaries with investments in cogeneration projects and related fuel management operations due to this year's cold winter and the increase in fuel prices. Also, interim results reflect the impairment of a Company subsidiary's investment in the Iroquois pipeline related to investigations regarding construction of the pipeline. (For information regarding Iroquois, see Notes to Condensed Consolidated Financial Statements, Note 3., "Investment in Iroquois Pipeline.") In the twelve months ended March 31, 1996, other income was lower than in the twelve months ended March 31, 1995 primarily because of the preceding factors.

Interest charges on long-term debt reflect the favorable impact of the Company's debt refinancing on March 1, 1996, (see "Financial
Condition"). Other interest charges principally include carrying charges related to regulatory settlement items.

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Financial Condition

In the six months ended March 31, 1996, operating activities provided $89.9 million in cash flow; whereas, in the six months ended March 31, 1995, operating activities provided $130.8 million in cash flow. Generally, the Company settles gas supplier invoices monthly while its firm customers are billed bi-monthly. Hence, the lag between payments to gas suppliers and recoveries from residential heating customers, especially those on budget or flat payment plans, can adversely affect cash flow from operating activities when the weather is extremely cold. Thus, the swing in operating cash flow is almost entirely attributable to colder-than-normal weather. Also, gas inventory charges increased reflecting higher average prices. After the heating season, leads and lags between payments to suppliers and recoveries from customers related to gas costs reverse and operating cash flow will reflect underlying trends. Receivables related to budget plan settlements are recovered over twelve months. Cash provided by operating activities in the twelve months ended March 31, 1996 largely reflects the swing in working capital requirements related to weather as well as the timing of other items recovered through utility tariff billings. Capital expenditures for fiscal years 1996 and 1997 are estimated to be approximately $195 million in each year.

On March 1, 1996, the Company refunded $153.5 million of Gas Facilities Revenue Bonds, including a $98.5 million series of 9% bonds and a $55 million series of 8.75% bonds. Both series were called for redemption on that date at optional redemption prices of 102% of the face amount per bond plus accrued interest. The $153.5 million refunding series, which matures in 2021, was issued on January 29, 1996, with a coupon rate of 5.5% at a price of 99% of the principal amount of the bonds. The proceeds were placed in trust pending the redemption on March 1, 1996.

Rate and Regulatory Matters

                                         Rate Settlement Plan

In October 1994, the PSC approved a three-year rate settlement agreement which provided for no base rate increase in fiscal 1995; however, the Company was permitted to amortize to income approximately $1.3 million of deferred credits in the year.

In addition to earnings sharing provisions, the plan provided new incentives, more flexible pricing in large-volume competitive markets, and rate design modifications to improve the Company's competitive position. The Company is permitted to retain 100% of any earnings from discrete incentives including retention of a portion of margins above a specified level of sales to certain large-volume customers (up to 100 basis points on utility equity). With respect to earnings sharing provisions, the Company will retain 75% of the first 100 basis points of earnings in excess of the allowed return on utility equity unrelated to discrete incentives, and 50% of any additional earnings above that level.

In September 1995, the PSC approved the Company's second stage rate filing covering fiscal 1996. The approval provides for no base rate increase; however, it permits the amortization to income of $7.5 million in deferred credits. The authorized rate of return on utility common equity was set at 10.65% for fiscal 1996, reflecting generally lower prevailing capital costs. The incentive provisions continue and remain available to provide the opportunity to achieve earned rates of return above the authorized level. These revisions became effective on October 1, 1995.

Additionally, base rate increases, if any, in the third year of the agreement would continue to be limited to the rate of inflation and could be offset by amortization of any deferred credits.

                                       Restructuring Proceeding

The PSC has set forth a policy framework to guide the transition of New York's gas distribution industry in the post-Federal Energy Regulatory Commission (FERC) Order 636 environment. In March 1996, the PSC issued an order on utility compliance tariff filings, including the Company's, related to the policy framework.

Pursuant to this order, as of May 1 a portion of the Company's small-volume market will be allowed to purchase their gas supplies from sources other than the Company, which would serve as a gas transporter. Large-volume customers already have this option. Small-volume customers can be grouped together by marketers if their combined minimum threshold usage reaches 50,000 therms of gas per year, which approximates the usage of 35 homes. The PSC approved the Company's methodology of recovering the cost of pipeline capacity and storage service provided to marketing firms. In addition to transporting gas that customers purchase from marketers, utilities such as the Company will provide billing, meter reading and other services for an aggregate fee equivalent to the distribution charge reflected in otherwise applicable sales rates to supply these customers. The PSC order placed a limit on the amount of gas the Company would be obligated to transport in its core market to 5% of total core sales in each of the next three years, with no more than 25% of any one service class allowed to convert to transportation service. Since gas marketers under present tax law are not subject to New York State gross receipts taxes, they have an artificial competitive advantage. The PSC order limiting the conversion to 5% of core sales, or approximately
5.3 BCF per year, gave recognition to the tax differential.

        Holding Company Petition and Price Cap Proposal

The Company has pending with the PSC a petition to organize its utility operations and those of its subsidiaries within a holding company. This form of corporate organization would provide the Company with the flexibility to take advantage of timely investment and market-entry opportunities and allow the Company to compete more effectively against other energy providers. The Company plans to expand gas marketing and energy management services to large-volume customers, potentially through new subsidiaries to be owned by the holding company. In conjunction with the formation of the holding company, the Company has proposed to institute a price cap plan for gas services provided to firm tariff customers and to modify the ratemaking applicable to margins for large-volume, non-core transactions. Under this proposal, rate increases, if any, applicable to core customers would be limited to general price inflation adjusted for productivity. Further, a specified level of margins on services to non-core customers would be imputed and reflected in overall revenue requirements which would be set to recover cost of service at the outset of the price cap period. In line with incentive ratemaking, while the price cap is effective, the Company would realize any benefit or loss associated with changes in utility margins from the level initially fixed. Negotiations with the PSC Staff and other interested parties regarding this petition are ongoing. It is anticipated that the PSC will act on the Company's petition.



Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of March 31, 1996, the Company had an accrued liability of $29.0 million and a related unamortized regulatory asset of $31.9 million. (See Notes to Condensed Consolidated Financial Statements, Note 4., "Environmental Matters.")

                               REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 19.

                               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of March 31, 1996 and 1995, and the related condensed consolidated statements of income for the three,six and twelve month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six and twelve month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



                                                       ARTHUR ANDERSEN LLP


New York, New York
April 24, 1996

Part II. Other Information

Item 1. Legal Proceedings

The Company has from time to time been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse impact on the Company's financial position or results of operations. For information regarding governmental investigations of alleged environmental, civil and criminal violations involving the Iroquois pipeline, see the Notes to Condensed Consolidated Financial Statements, Note 3., "Investment in Iroquois Pipeline." For information regarding environmental matters affecting the Company, see Note 4., "Environmental Matters." For information regarding a subsidiary's reorganization lawsuit, see Note 5., "Subsidiary Reorganization Lawsuit."

Item 5. Other Information

Executive Reorganization

Effective May 1, 1996, the Company elected Robert B. Catell, President and Chief Executive Officer, to Chairman and Chief Executive Officer; Helmut W. Peter, Executive Vice President, to Vice Chairman; and Craig G. Matthews, Executive Vice President, to President and Chief Operating Officer.

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

        (27) Financial data schedule.

(b) Reports on Form 8-K

        There were no reports filed on Form 8-K for the quarter ended March 31, 1996.

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



                                  THE BROOKLYN UNION GAS COMPANY
                                         (Registrant)



Date May 14, 1996                 s/ V.D. Enright
                                      V.D. Enright
                                      Senior Vice President and
                                      Chief Financial Officer



Date May 14, 1996                 s/ R.M. Desmond
                                      R.M. Desmond
                                      Vice President, Comptroller and
                                      Chief Accounting Officer