Form 10-Q
period 1996-06-30
BROOKLYN UNION GAS CO
filed 1996-08-14
CIK 14525

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                                OR

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

                                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at August 1, 1996
  $.33 1/3 par value                     49,773,292

          THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                        Page No.

          Condensed Consolidated Balance Sheet -
          June 30, 1996 and 1995, and September 30,
          1995                                              3

          Condensed Consolidated Statement of Income -
          Three, Nine and Twelve Months Ended June 30,
          1996 and 1995                                     4

          Condensed Consolidated Statement of Cash Flows -
          Nine and Twelve Months Ended June 30,
          1996 and 1995                                     5

          Notes to Condensed Consolidated Financial
          Statements                                        6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition            13

          Review of Independent Public Accountants         21

          Report of Independent Public Accountants         22

Part II.  Other Information

          Item 1 - Legal Proceedings                       23

          Item 6 - Exhibits and Reports on Form 8-K        23


Signatures                                                 24

                                                 THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                                        June 30,                 June 30,                September 30,
                                                         1996                     1995                      1995
                                                     (Unaudited)               (Unaudited)                (Audited)
                                                                         (Thousands of Dollars)
    Assets
    Property
      Utility, at cost                            $     1,743,015           $    1,661,550           $    1,690,193
      Accumulated depreciation                           (419,907)                (384,800)                (393,263)
      Gas exploration and production, at cost             402,730                  340,576                  353,847
      Accumulated depletion                              (155,599)                (133,006)                (138,136)
                                                        1,570,239                1,484,320                1,512,641
    Investments in Energy Services                        113,497                  111,591                  121,023
    Current Assets
      Cash                                                 19,762                   16,724                   15,992
      Temporary cash investments                           66,142                  103,260                   24,550
      Accounts receivable                                 251,292                  196,042                  146,018
      Allowance for uncollectible accounts                (22,005)                 (17,981)                 (13,730)
      Gas in storage, at average cost                      50,298                   59,277                   88,810
      Materials and supplies, at average cost              13,701                   13,513                   13,203
      Prepaid gas costs and other                          39,573                   19,065                   35,581
                                                          418,763                  389,900                  310,424
    Deferred Charges                                      163,028                  167,257                  172,834
                                                  $     2,265,527           $    2,153,068           $    2,116,922
    Capitalization and Liabilities
    Capitalization
      Common stock, $.33 1/3 par value stated at  $       545,163           $      515,666           $      522,581
      Retained earnings                                   365,574                  339,293                  303,709
         Total common equity                              910,737                  854,959                  826,290
      Preferred stock, redeemable                           6,600                    6,900                    6,900
      Long-term debt                                      727,498                  724,429                  720,569
                                                        1,644,835                1,586,288                1,553,759
    Current Liabilities
      Accounts payable                                     98,771                   93,651                  103,705
      Dividends payable                                    18,170                   17,456                   17,536
      Taxes accrued                                        43,223                   38,913                    3,635
      Customer deposits                                    22,436                   22,535                   22,252
      Customer budget plan credits                           -                        -                      24,790
      Interest accrued and other                           57,472                   32,818                   39,438
                                                          240,072                  205,373                  211,356
    Deferred Credits and Other Liabilities
      Federal income tax                                  262,057                  249,097                  247,882
      Unamortized investment tax credits                   20,240                   21,211                   20,948
      Other                                                98,323                   91,099                   82,977
                                                          380,620                  361,407                  351,807
                                                  $     2,265,527           $    2,153,068           $    2,116,922
     See accompanying notes to condensed consolidated financial statements.







                                                    THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                                        (Unaudited)
                                            Three Months               Nine  Months                 Twelve Months
                                           Ended June 30,             Ended June 30,                Ended June 30,
                                          1996           1995        1996         1995            1996            1995
                                                                   (Thousands of Dollars)
    Operating Revenues
       Utility sales                 $   239,313   $   198,623   $1,193,321   $1,011,075   $    1,334,577   $  1,176,737
       Gas production and other           14,998        19,073       54,626       46,585           72,013         58,509
                                         254,311       217,696    1,247,947    1,057,660        1,406,590      1,235,246
    Operating Expenses
       Cost of gas                       106,107        74,947      553,720      399,578          600,701        467,929
       Operation and maintenance          99,585        94,583      311,544      288,050          406,421        378,413
       Depreciation and depletion         18,871        18,335       55,594       54,404           73,209         70,842
       General taxes                      28,781        28,263      118,419      113,217          139,920        139,185
       Federal income tax (benefit)       (3,405)       (4,758)      58,493       55,033           46,743         42,625
    Operating Income                       4,372         6,326      150,177      147,378          139,596        136,252
    Other Income (Expense)
       Income from equity investments      3,490         1,106        5,162        5,132            9,484          6,329
       Other, net                            523          (71)      (1,744)      (2,104)            (988)            273
    Income Before Interest Charges         8,385         7,361      153,595      150,406          148,092        142,854
    Interest Charges
       Long-term debt                     10,851        12,054       34,513       36,104           46,468         48,052
       Other                               2,016         1,412        4,362        3,929            5,443          5,159
                                          12,867        13,466       38,875       40,033           51,911         53,211
    Net Income (Loss)                     (4,482)       (6,105)     114,720      110,373           96,181         89,643
    Dividends on Preferred Stock              79            83          244          254              327            340
    Income (Loss) Applicabe to
       Common Stock                  $    (4,561)  $    (6,188)  $  114,476   $  110,119   $       95,854   $     89,303

    Per Share of Common Stock        $     (0.09)  $     (0.13)  $     2.33   $     2.29   $         1.95   $       1.86

    Dividends Declared per Share
       of Common Stock               $     0.355   $     0.348   $    1.065   $    1.043   $        1.413   $      1.380

    Average Common Shares
       Outstanding                    49,531,094    48,373,333   49,234,957  48,060,076       49,092,080     47,909,476

    See accompanying notes to condensed consolidated financial statements.


                                                           THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                              (Unaudited)
                                                                  Nine Months             Twelve Months
                                                                 Ended June 30,          Ended June 30,
                                                                1996        1995        1996          1995
                                                                         (Thousands of Dollars)
 OPERATING ACTIVITIES
  Net income                                                $ 114,720  $  110,373  $    96,181  $    89,643
  Adjustments to reconcile net income
       to net cash provided by operating activities:
    Depreciation and depletion                                 58,754      58,728       77,663       76,743
    Deferred Federal income tax                                 3,614         962       13,857          794
    Amortization of investment tax credit                        (708)       (789)        (971)      (1,003)
    Income from energy services investments                    (5,162)     (5,132)      (9,484)      (6,329)
    Dividends received from energy services investments         7,392       3,145        7,842        4,920
    Allowance for equity funds used during construction          (842)       (868)      (1,247)      (1,212)
    Change in accounts receivable, net                        (98,572)      3,172      (57,032)      84,601
    Change in accounts payable                                 (4,356)    (36,592)       5,952      (55,941)
    Gas inventory and prepayments                              53,381      47,085       12,504        4,572
    Other                                                      48,970      50,252       15,778       38,135
 Cash provided by operating activities                        177,191     230,336      161,043      234,923
 FINANCING ACTIVITIES
    Sale of common stock                                       22,696      21,067       29,603       28,224
    Issuance of long-term debt                                160,429      23,052      160,429       19,236
                                                              183,125      44,119      190,032       47,460
    Repayments
     Long-term debt                                          (153,500)        -       (157,360)         -
     Preferred stock                                             (300)       (300)        (300)        (300)
                                                               29,325      43,819       32,372       47,160
     Dividends paid                                           (52,834)    (50,523)     (69,877)     (66,679)
     Other                                                        (18)        (78)          23          207
 Cash used in financing activities                            (23,527)     (6,782)    (37,482)      (19,312)
 INVESTING ACTIVITIES
     Capital expenditures (excluding allowance
       for equity funds used during construction)            (138,526)   (161,210)    (190,049)    (204,107)
     Proceeds, refinancing of cogeneration project             23,995       -           23,995       -
     Other                                                      6,229       4,149        8,413        6,088
 Cash used in investing activities                           (108,302)   (157,061)    (157,641)    (198,019)
 Change in Cash and Temporary Cash Investments                 45,362      66,493      (34,080)      17,592
 Cash and Temporary Cash Investments at Beginning of Period    40,542      53,491      119,984      102,392
 Cash and Temporary Cash Investments at End of Period      $   85,904  $  119,984  $    85,904  $   119,984
 Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.
 Supplemental disclosures of cash flows
    Income taxes                                           $   23,000   $  23,500  $    35,500  $    37,500
    Interest                                               $   41,350   $  42,504  $    50,922  $    52,174
 See accompanying notes to condensed consolidated financial statements.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and 1995, and the results of operations for the three, nine and twelve months ended June 30, 1996 and 1995, and cash flows for the nine and twelve months ended June 30, 1996 and 1995. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

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


2. The Company's business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of residential heating sales compared with total sales. Accordingly, results of operations are historically most favorable in the second quarter (three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter, while results for the third quarter are marginally unprofitable, and losses are usually incurred in the fourth quarter. Also, results of operations are affected by the timing and comparative amounts of base tariff rate changes. Therefore, the interim Condensed Consolidated Statement of Income should not be taken as a prediction for any future period.

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

3.   INVESTMENT IN IROQUOIS PIPELINE

     A Company subsidiary, North East Transmission Co., Inc. (NETCO), owns a 19.4% partnership interest in Iroquois Gas Transmission System, L.P. (Iroquois). Iroquois owns a 375-mile pipeline from Canada to the Northeast United States. NETCO's investment in Iroquois was $35.4 million at June 30, 1996.

     In 1992, Iroquois was informed by the U.S. Attorney's Offices for the Northern, Southern and Eastern Districts of New York that a civil investigation was underway to determine whether environmental violations occurred during construction of the pipeline. In addition, Iroquois and others were targets of a federal criminal investigation commenced by the Northern District of New York in 1992 based on alleged environmental and permit violations during construction. Finally, several federal and state agencies initiated investigations of matters related to construction of the pipeline.

     After extensive discussions with the involved government authorities and agencies, Iroquois and others entered into a series of settlement agreements to resolve all pending investigations relating to pipeline construction. On May 23, 1996, Iroquois' agent for pipeline construction, Iroquois Pipeline Operating Company (IPOC) entered a plea of guilty to violations of the Clean Water Act in the Northern District of New York. On the same date, the United States lodged civil consent decrees resolving related civil claims against IPOC in the Northern, Southern and Eastern Districts of New York, and the District of Connecticut. Although not named a defendant, Iroquois signed the plea agreement and consent decrees and is bound by their terms.

     In May 1996, the Department of Transportation approved a Consent Order and Agreement with IPOC, and the Federal Energy Regulatory Commission approved a Stipulation and Consent Agreement with Iroquois, resolving those agencies' investigations relating to pipeline construction. Related to the resolution of the federal investigations, in April 1996, the New York Public Service Commission entered an order terminating its investigation relating to construction and referred the matter to its Office of General Counsel for appropriate action. In May 1996, Iroquois entered into a Settlement Agreement with the New York Public Service Commission, the New York State Department of Environmental Conservation, and the New York State Attorney General resolving potential and pending claims of violations relating to pipeline construction.

     Under the federal and state settlements, IPOC and Iroquois are responsible for a total of $22 million in criminal fines, civil penalties, and other payments. In addition, IPOC and Iroquois have agreed to implement rate adjustments and remedial and monitoring programs under the supervision of the Army Corps of Engineers, the Department of Transportation, and the Federal Energy Regulatory Commission.

     The various settlements are contingent upon the entry of the civil consent orders as final decrees by the federal district courts in the four federal jurisdictions, following an opportunity for public comment.

     In September 1995 a provision was made in consolidated earnings for NETCO's share of the estimated settlement costs. Based on the information currently available, the Company believes that the provision was adequate to account for such costs.

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

     Based upon the terms of the consent order for the Coney Island site and costs of investigation for the other MGP site under active consideration, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, which, based upon current information, primarily will be for the Coney Island site.
     This amount includes approximately $5.2 million of costs expended as of June 30, 1996. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time.

     As of June 30, 1996, the Company had an accrued liability of $28.8 million and a related unamortized regulatory asset of $31.3 million. By order issued February 16, 1995, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter. Recovery of these costs began in fiscal year 1995, which is conditioned upon absence of a PSC determination that such costs have not been reasonably or prudently incurred. In addition, the Company must demonstrate that it has taken all reasonable steps to obtain cost recovery from all available funding sources, including other responsible parties and insurance sources. The PSC has initiated a generic proceeding to assess the extent of the potential liability for cleanup of MGP sites by the State's gas utilities and has indicated that it may consider in that proceeding generic policies regarding the recovery of such costs through gas utility rates. Any such policies may affect the Company's ability to reflect such costs in rates. However, while the Company is unable to predict the outcome of the generic proceeding, the recent settlement agreement entered into between the Company, the Staff of the PSC and other intervenor parties, described in "Rate and Regulatory Matters" of Management's Discussion and Analysis of Results of Operations and Financial Condition, provides, among other things, that the Company may use existing deferred credits to extinguish the deferred asset.
     If the total cost of investigating and remediating the Coney Island site plus the cost of investigating the other site under active consideration varies from the amount originally accrued for these activities, the Company will retain or absorb 10% of the variation. Under the settlement agreement, similar ratemaking treatment will be available for any additional accrued liabilities for other MGP sites, should such accrual be required. The settlement agreement is subject to PSC approval, and the PSC is expected to act in the early Fall 1996.

5.   SUBSIDIARY MATTERS

     On July 30, 1996 an indirect subsidiary of the Company, Solex Development Company Inc., completed the sale of its 46.5% net investment interest in a gas-processing plant in British Columbia, Canada. The investment was placed into a royalty trust and an initial public offering made of units in the trust. It is expected that a gain of approximately $12 million after income taxes will be recognized with respect to this transaction in the fourth quarter.

     In contemplation of an initial public offering of up to 35% of a subsidiary's common stock, the Company implemented a reorganization of its exploration and production subsidiaries' assets and liabilities by transferring to its subsidiary, The Houston Exploration Company (Houston Exploration), certain onshore producing properties and acreage not previously owned by Houston Exploration. As a result, all U.S. oil and gas properties of Fuel Resources Inc. have been transferred to Houston Exploration. A reorganization charge of approximately $8 million dollars after income taxes will be recorded in the fourth quarter. Also, a gain which is expected to exceed the reorganization charge will be recorded upon completion of the offering which is anticipated to occur in September 1996. In connection with the reorganization, certain former employees of Fuel Resources Inc. have alleged that they were entitled to greater remuneration based on the increase in value of these properties prior to the reorganization. These individuals filed suit against the Company and Houston Exploration alleging that they are entitled to receive such remuneration as a result of alleged breach of contract, breach of fiduciary duty, fraud, negligent representation and conspiracy. Such individuals seek actual damages in excess of $35 million and an award of punitive damages in excess of $70 million. The Company believes that the ultimate resolution of these allegations will not have a material adverse effect on the Company's financial position or results of operations.



6.   REGULATORY ASSETS

     Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Certain Types of Regulation."

     The Company had net regulatory assets as of June 30, 1996 and 1995 of $74.4 million and $104.1 million, respectively. These amounts are included in Deferred Charges and Deferred Credits-Other in the Consolidated Balance Sheet. In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of these net regulatory assets could result in a charge to net income of approximately $48.4 million.

     SFAS-121, issued in March 1995 and effective for fiscal 1997, establishes accounting standards for the impairment of long-lived assets. This statement is not expected to have a material adverse effect on the Company's financial condition or results of operations upon adoption.

          THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods.

(1)  Three Months ended June 30, 1996 vs. Three Months ended
     June 30, 1995.

(2)  Nine Months ended June 30, 1996 vs. Nine Months ended June 30,
     1995.

(3)  Twelve Months ended June 30, 1996 vs. Twelve Months ended
     June 30, 1995.


Consolidated results in the third quarter of fiscal 1996 showed a loss of $4.6 million, or nine cents per share, compared to a loss of $6.2 million, or 13 cents per share, for the third quarter of last year. Earnings for the nine months ended June 30, 1996 were $114.5 million, or $2.33 per share, compared to $110.1 million, or $2.29 per share, in the nine months ended June 30, 1995. Consolidated earnings for the twelve months ended June 30, 1996 were $95.9 million, or $1.95 per share, compared to $89.3 million, or $1.86 per share, for the same period a year ago.

Utility operations showed a loss of 17 cents per share in this year's third quarter compared to a loss of 20 cents per share in last year's third quarter. Subsidiaries contributed eight cents per share to earnings compared to seven cents in last year's quarter. Earnings in the three, nine and 12-month periods ended June 30, 1996 reflect higher utility sales and operating margins as a result of revenue growth and cost-efficiency efforts. The effect on utility earnings of variations in revenues due to the extremely cold weather during the past winter was, for the most part, offset by the weather-normalization adjustment in the Company's tariff. Earnings from subsidiaries in 1996 reflect higher comparable earnings from pipeline investment and gas-exploration, production and processing operations. Earnings from cogeneration projects were adversely affected by high fuel costs during the past winter and the seasonal nature of the projects' electric sales.

Firm gas sales for the third quarter of fiscal 1996, which was 12.6% colder than normal and 12% colder than the third quarter of fiscal 1995, were 22,986 MDTH, compared to 21,440 MDTH a year ago. Firm gas sales were 128,362 MDTH for the nine months ended June 30, 1996, representing a 16.3% increase from the same period last year, which was 11.0% warmer than normal. Weather for the twelve months ended June 30, 1996 was 7.4% colder than normal and 22.0% colder than the twelve months ended June 30, 1995. Consequently, firm gas sales of 141,327 MDTH for the twelve months ended June 30, 1996 increased 14.4% compared with the twelve months ended June 30, 1995.

Total gas throughput from utility operations, which includes gas deliveries to interruptible customers and transportation services primarily to off-system customers, of 32,288 MDTH in the third quarter of fiscal 1996 increased slightly from last year's third quarter. Total gas throughput for the nine months ended June 30, 1996 was 165,281 MDTH, compared to 153,821 MDTH in the same period a year ago, while for the twelve months ended June 30, 1996, it was 189,137 MDTH, compared to 181,664 MDTH in the corresponding period last year.

Net revenues (utility operating revenues less cost of gas of utility sales) increased 7.7% in the three months ended June 30, 1996, compared to the same period last year. This increase was attributable to heating sales additions and the retention of a portion of margins on the increase in sales due to colder-than-normal weather. Net revenues in the nine and twelve-month periods ended June 30, 1996 increased 4.6% and 3.5%, respectively, compared with the corresponding prior year periods.

The Company and its gas exploration and production subsidiary, from time to time and in varying degrees, employ derivative financial instruments, natural gas futures and swaps for the purpose of managing commodity price risk. In connection with utility operations, the Company primarily uses derivative financial instruments to fix margins on sales to large-volume customers to which gas is sold at a price indexed to the prevailing price of oil, their alternate fuel.

Gas production and other revenues primarily reflect variations in revenues from gas exploration and production operations in all periods presented, principally due to the May 1995 acquisition of a gas processing plant located in British Columbia, Canada, by the Company's Canadian affiliate. On July 30, 1996, the affiliate completed the sale of its investment in the gas processing plant. In contemplation of this sale, the results of operations and financial condition reflect the deconsolidation of the related investment, which is reported on the equity method for the three months ended June 30, 1996 and fully consolidated in all other periods. (See Notes to Condensed Consolidated Financial Statements, Note 5., Subsidiary Matters.) Gas production increased slightly in all periods. The effective price (average wellhead price received for production including realized gains and losses on closed financial instrument positions for hedging) was $1.79 per MCF in the third quarter of fiscal 1996 compared with $1.70 per MCF in the third quarter last year, while the average wellhead price was $2.21 per MCF in this year's third quarter compared with $1.43 per MCF in the comparable quarter last year. For the nine months ended June 30, 1996, the effective price was $1.69 per MCF compared with $1.68 per MCF in the nine months ended June 30, 1995. Hedging activities produced a loss of $2.5 million in the quarter compared with a gain of $1.6 million in the comparable quarter last year. Hedging losses for the nine months ended June 30, 1996 amounted to $6.3 million compared with a gain of $4.4 million in the same period last year. The effective price in the twelve months ended June 30, 1996 was $1.71 per MCF compared with $1.73 per MCF in the twelve months ended June 30, 1995. For the twelve months ended June 30, 1996 hedging losses were $4.0 million compared with hedging gains of $5.0 million in the same period last year. Portions of future production are covered by hedge positions.

In July 1996, Houston Exploration purchased certain oil and gas-related properties in South Texas from TransTexas Gas Corporation and TransTexas Transmission Corporation. These properties include proved reserves estimated at 113 BCF, a gathering system and significant undeveloped acreage, which will serve as the foundation of a new drilling program. Houston Exploration now has over 300 BCF of proved gas reserves. (See Notes to Condensed Consolidated Financial Statements, Note 5., Subsidiary Matters.)

KIAC Partners, a general partnership between affiliates of Gas
Energy Inc., the Company's cogeneration subsidiary, and Community

Energy Alternatives Inc., built and operates the 107-megawatt cogeneration plant at John F. Kennedy International Airport. In June 1996, the plant was refinanced through the sale of $250 million of tax-exempt bonds issued by the Port Authority of New York and New Jersey. These Project Bonds were used to retire outstanding tax-exempt bonds as well as to refund a portion of the equity invested in the project, which is intended to enhance the profitability of the project.

A recently formed gas-marketing subsidiary, KeySpan Energy Services Inc., was incorporated in April 1996. Headquartered in Stamford, Connecticut, it is prepared to sell gas both inside and outside Brooklyn Union's traditional service territory. It has contracted to supply gas to more than 450 commercial and residential customers in the New York metropolitan area with annualized sales volumes exceeding 700 MDTH. Deliveries began in July.

The increase in operation and maintenance expense in the three, nine and twelve month periods ended June 30, 1996 reflects the effect of significantly colder weather on utility operations, offset partly by ongoing cost reductions. Moreover, consolidated operation expense in the nine and twelve months ended June 30, 1996 and the three months ended June 30, 1995 included costs related to Canadian gas processing operations.

Depreciation and depletion expense in the three, nine, and twelve months ended June 30, 1996 increased 2.9%, 2.2% and 3.3%, respectively, compared to the same periods ended June 30, 1995.
Higher depreciation and depletion expense related primarily to utility plant additions.

General taxes principally include State and City taxes on utility revenues and property.

Federal income tax expense in periods ended June 30, 1996 reflects higher pre-tax income.

Other income generally reflects results from investments in energy services which for all current periods reflect increased earnings. However, earnings of subsidiaries with investments in cogeneration projects and related fuel management operations were adversely affected by this year's cold winter and the increase in fuel prices, as well as the seasonal nature of electric sales for these projects. Also, interim nine and twelve-month results reflect provisions for estimated costs related to investigations regarding construction of the Iroquois pipeline. Earnings from investment in a Canadian gas processing plant were also accounted for on the equity method and included in other income for the three months ended June 30, 1996. (For information regarding Iroquois, see Notes to Condensed Consolidated Financial Statements, Note 3., Investment in Iroquois Pipeline.)

Interest charges on long-term debt reflect the favorable impact of the Company's debt refinancing on March 1, 1996 (see "Financial
Condition"). Other interest charges principally include carrying charges related to regulatory settlement items.

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Financial Condition

In the nine months ended June 30, 1996, operating activities provided $177.2 million in cash flow; whereas, in the nine months ended June 30, 1995, operating activities provided $230.3 million in operating cash flow. Generally, the Company settles gas supplier invoices monthly while its firm customers are billed bi-monthly. Hence, the lag between payments to gas suppliers and recoveries from residential heating customers, especially those on budget or flat payment plans, can adversely affect cash flow from operating activities when the weather is extremely cold. Thus, the reduction in operating cash flow is almost entirely attributable to colder-than-normal weather. Cash provided by operating activities in the twelve months ended June 30, 1996 also reflects working capital requirements related to weather as well as the timing of
other items recovered through utility tariff billings.   Cash flow
from investing activities in periods ended June 30, 1996 includes proceeds from the refinancing of a cogeneration project in which a Company subsidiary holds an equity interest. Capital expenditures for fiscal years 1996 and 1997 are estimated to be approximately $195 million in each year.

Rate and Regulatory Matters

       Rate Settlement Matters and Holding Company Petition

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

In May 1996, the Company reached an agreement with the staff of the New York State Department of Public Service and other parties to allow the Company to reorganize its gas distribution operations and its subsidiaries into a new holding company. The agreement reached in the holding company filing included a new multi-year rate plan that will become effective on or about October 1, 1996, if approved by the PSC. After an initial rate reduction of approximately $3 million in fiscal 1997, the non-gas component in customer bills will be under specific price caps. Hence, the total amount in rates that the Company can charge customers, in the aggregate, will remain constant for the subsequent five years, although rates in certain customer classes may be increased in order to reflect costs more appropriately. The Company will also be permitted to charge for various ancillary services. The agreement includes provisions for rate changes if certain conditions applicable to inflation or financial condition occur. (See Item 6. Exhibits and Reports on Form 8-K, (b) Reports on Form 8-K.)


                    Restructuring Proceeding

The PSC has set forth a policy framework to guide the transition of New York's gas distribution industry in the post-Federal Energy Regulatory Commission (FERC) Order 636 environment. In March 1996, the PSC issued an order on utility compliance tariff filings, including the Company's, related to this framework.

Pursuant to this order, as of May 1, the Company's small-volume market will have the option to purchase their gas supplies from sources other than the Company, which would serve as a gas transporter. Large-volume customers already have this option. Small-volume customers can be grouped together by marketers if their combined minimum threshold usage reaches 50,000 therms of gas per year, which approximates the usage of 35 homes. The PSC approved the Company's methodology of recovering the cost of pipeline capacity and storage service provided to marketing firms. In addition to transporting gas that customers purchase from marketers, utilities such as the Company will provide billing, meter reading and other services for aggregate rates that closely approximate the distribution charge reflected in otherwise applicable sales rates to supply these customers. The PSC order placed a limit on the amount of gas the Company would be obligated to transport in its core market to 5% of total core sales in each of the next three years, with no more than 25% of any one service class permitted to convert to transportation service. Since gas marketers under present tax law are not subject to New York State gross receipts taxes, they have an artificial competitive advantage. The PSC order, limiting the conversion to transportation of core sales to approximately 5.3 BCF per year, gave some recognition to the effects of the tax differential.

Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of June 30, 1996, the Company had an accrued liability of $28.8 million and a related unamortized regulatory asset of $31.3 million. (See Notes to Condensed Consolidated Financial Statements, Note 4., Environmental Matters.)

             REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 22.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:

We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of June 30, 1996 and 1995, and the related condensed consolidated statements of income for the three, nine and twelve month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine and twelve month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

ARTHUR ANDERSEN LLP


New York, New York
July 24, 1996

Part II. Other Information

Item 1. Legal Proceedings

The Company has from time to time been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse effect on the Company's financial position or results of operations. For information regarding governmental investigations of alleged environmental, civil and criminal violations involving the Iroquois pipeline, see the Notes to Condensed Consolidated Financial Statements, Note 3., Investment in Iroquois Pipeline. For information regarding environmental matters affecting the Company, see Note 4., Environmental Matters. For information regarding a subsidiary's reorganization lawsuit, see
Note 5., Subsidiary Matters.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.

(b) Reports on Form 8-K

     There was a report filed on June 5, 1996, noting that the Company and the staff of the New York State Department of Public Service had reached an agreement permitting the Company to reorganize its gas-distribution operations and its subsidiaries into a new holding company, and a change in the Company's rate-making formula. Consummation of such agreement is subject to approval by the Public Service Commission and the shareholders of the Company. No financial statements were included in that report.

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



                                   THE BROOKLYN UNION GAS COMPANY
                                             (Registrant)



Date August 14, 1996               s/ V.D. Enright
                                   Senior Vice President and
                                   Chief Financial Officer



Date August 14, 1996               s/ R.M. Desmond
                                   R.M. Desmond
                                   Vice President, Comptroller and
                                   Chief Accounting Officer