Form 10-K
period 1996-09-30
BROOKLYN UNION GAS CO
filed 1996-12-18
CIK 14525

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended           September 30, 1996
                                                     OR
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

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of Each Exchange on
     Title of Each Class                       Which Registered
Common Stock-$.33 1/3 par value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  (X)
         Aggregate market value of registrant's voting Common Stock held by non-affiliates as of December 16, 1996 was approximately $1.5 billion.
         On December 18, 1996 the Company had 49,993,378 shares of Common Stock outstanding.
               DOCUMENTS INCORPORATED BY REFERENCE
                                                        Part of
Documents                                               Form 10-K
Prospectus/Proxy Statement dated December 20, 1996       Part III

PART   I

Item   1.  Business
                  The Company                                 2
                  Gas Supply                                  4
                  Regulation and Rate Matters                 5
                  Competition                                 6
                  Environmental Matters                       8
                  Research and Development                    8
                  Subsidiaries                                8
                  Employees                                   11

Item   2.  Properties                                         11

Item   3.  Legal Proceedings                                  12

Item   4.  Submission of Matters to a Vote of Security
           Holders                                            12
PART   II
Item   5.  Market for the Registrant's Common Stock and
           Related Security Holder Matters                    12

Item   6.  Selected Financial Data                            14

Item   7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      15

Item   8.  Financial Statements and Supplementary Data        25

Item   9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure             50

PART   III

Item  10.  Directors and Executive Officers of the
           Registrant                                         50

Item  11.  Executive Compensation                             50

Item  12.  Security Ownership of Certain Beneficial Owners
           and Management                                     50

Item 13.   Certain Relationships and Related Transactions     50

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                51

Signatures                                                    58

                                                   Part I

Item 1.   Business

                              The Company

         The Brooklyn Union Gas Company (Company) was incorporated in the State of New York in 1895 as a combination of existing companies, the first of which was granted a franchise in 1849. The Company distributes natural gas at retail, primarily in a territory of approximately 187 square miles, which includes the Boroughs of Brooklyn and Staten Island and two-thirds of the Borough of Queens, all in New York City. The population of the territory served is approximately 4,000,000. As of September 30, 1996, the Company had approximately 1,126,000 active meters, of which approximately 1,089,000 were residential. The Company is subject to the regulatory jurisdiction of the New York State Public Service Commission (PSC). Its subsidiaries participate and own investments in gas and oil exploration, production and processing, gas pipeline transportation and storage, cogeneration, marketing and other energy-related services. Gas exploration and production investments are fully consolidated. Other investments are accounted for on the equity method. The Company's executive offices are located at One MetroTech Center, Brooklyn, New York 11201-3850. Its telephone number is (718)403-2000. Financial and other information is also available through the World Wide Web at http://www.bug.com.

         The Company's gas distribution business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared to total sales. Accordingly, results of operations historically are most favorable in the second quarter (the three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter. Results for the third quarter are marginally unprofitable, and losses are usually incurred in the fourth quarter. The Company's tariff contains a weather normalization adjustment that provides for recovery from or refund to firm customers of material shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather. (See
Item 1., "Business - Regulation and Rate Matters" and Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Rate and Regulatory
Matters' ").

         The heating capacity of gas is measured in therms. One therm equals 100,000 BTUs, the heat content of approximately 100 cubic feet of natural gas. The heat content of approximately 1,000,000 cubic feet of gas represents 10,000 therms or 1 MDTH. Accordingly, one billion cubic feet (BCF) of gas equals approximately 1,000
MDTH.

         For the fiscal year ended September 30, 1996, utility firm gas sales were 141,948 MDTH, of which 75% were residential, 13% commercial, 8% governmental and 4% industrial. Other utility gas sales and transportation deliveries to off-system and interruptible on-system customers amounted to 42,950 MDTH.

         In September 1996, the New York State Public Service Commission (PSC) granted the Company's petition to restructure into a holding company, to be named KeySpan Energy Corporation (KeySpan). If the Company's common shareholders approve the restructuring at its Annual Meeting in February 1997, KeySpan would become the parent holding company of Brooklyn Union and its subsidiaries (which would become subsidiaries of KeySpan). This would be completed through a share exchange whereby the Company's common shareholders would receive KeySpan common stock on a share for share basis, thus becoming the owners of KeySpan. The PSC by order also approved a settlement agreement that contains restrictions and limitations on certain investments by KeySpan, limitations on the level of dividend payments from Brooklyn Union to KeySpan under certain circumstances, prohibitions on certain intercompany loans, guarantees and pledges, and restrictions on transactions among the affiliated holding company group. For further information, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 1., "Business - Competition".

                               Gas Supply
General

         Changes in regulatory policies and market forces have shifted the industry from traditional cost-based regulation involving gas sales, transportation, storage and other related services on a bundled basis by the interstate pipelines toward market-based sales on an unbundled basis. These policy changes have made the market more competitive with respect to gas supply and related services. Accordingly, the PSC has set forth a policy framework and has issued an order on May 1, 1996 regarding utility compliance tariff filings, including the Company's, in line with market objectives of providing utility customers with wider choices in gas supply and related services at the local level. As a result of the order, all customers who choose to do so can arrange to purchase their gas directly from qualified marketers. The Company continues to serve as the transporter of gas within its local distribution network, and the related rates provide full margin recovery of all costs of service. (See Part II, Item 7., "Management's Discussion and
Analysis of Financial Condition and Results of Operations - 'Rate and Regulatory Matters'.")

         In 1996, 66% of gas supply was purchased from domestic sources under long-term contracts, 21% from Canadian sources under long-term contracts and 13% from spot market sources.

         The Company opened the first New York-based market hub for buyers and sellers of natural gas in the Northeast in fiscal 1994. With interconnections and access to several major pipelines, the New York Market Hub offers transportation, balancing and exchange services to utilities, municipalities, marketers and large-volume customers. In 1996, the Hub placed 29,638 MDTH of gas for delivery to customers in 14 states and one Canadian province.

Long-Term Sources of Supply

         Under long-term contracts and regulatory certificates applicable to gas supply and pipeline transportation and storage services, the Company's suppliers are authorized and obligated to provide maximum firm daily total deliveries of 992 MDTH of gas for the 1996-97 winter. This supply consists of 375 MDTH per day of firm gas supply from U.S. sources, 100 MDTH per day of firm Canadian gas supply, 492 MDTH per day of storage and winter services related to U.S. sources, and 25 MDTH of on-system peaking supply.

         The Company's major providers of interstate pipeline capacity and related services are: Transcontinental Gas PipeLine
Corporation, Texas Eastern Transmission Corporation, Iroquois Gas

Transmission System, Tennessee Gas Pipeline Company, CNG

Transmission Corporation and Texas Gas Transmission Company, which provide unbundled firm transportation and storage services. These pipelines are the conduit for the delivery of U.S. and Canadian supplies purchased from natural gas sellers to the Company's market.

Peak-day Supply

         The Company plans for peak-day demand on the basis of an average temperature of 0oF. Gas demand on such a design peak-day is estimated at 1,122 MDTH during the 1996-97 winter. The highest 24-hour firm sendout experienced by the Company was 1,022 MDTH on January 19, 1994, when the average temperature was 4oF.

         For the 1996-97 winter, the Company has the capability to provide a maximum peak-day supply of 1,284 MDTH, consisting of firm flowing supply, pipeline storage supply, seasonal winter supply, and vaporized liquefied natural gas (LNG). The Company's LNG plant has a storage capacity of 1,660 MDTH and peak-day sendout capacity of 291 MDTH, or 23% of peak-day supply. Effective November 1, 1996, a new winter peaking service, the Brooklyn Navy Yard Peaking Supply, was added to the Company's gas supply portfolio. It can provide a maximum daily quantity of 25 MDTH and a total available seasonal quantity of 480 MDTH.

Gas Costs

         The average cost of gas purchased for firm customers was $3.49 per DTH in 1996, $3.12 per DTH in 1995 and $3.55 per DTH in 1994.

                      Regulation and Rate Matters

         The agreement reached in the holding company filing included a new multi-year rate plan that became effective on October 1, 1996. After an initial rate reduction of approximately $3.0 million in fiscal 1997, the non-gas component in customer bills will be under specific price caps. Hence, the total amount for this component in rates that the Company can charge customers, in the aggregate, will remain constant for the subsequent five years, although rates in certain customer classes may be increased in order to reflect cost responsibility more appropriately. The
Company also will be permitted to charge for various ancillary services.

         Utility retail sales, which include sales of gas, transportation and balancing services by the Company, are made primarily under rate schedules and tariffs filed with and subject to the jurisdiction of the PSC. Amendments have been made to rate schedules and tariffs to reflect the conditions and rates under which delivery and other services are provided to customers who opt to have their gas supplied by third parties. Rate schedules also have been established governing the provision of certain services to such marketers. In general, the schedules provide for block rates that result in reductions in the unit price as use increases. They contain gas cost adjustment provisions that permit the Company to pass on to firm customers increases and decreases in the cost of gas currently in billings to firm customers through the operation of a tariff provision, the Gas Adjustment Clause (GAC). Revenue requirements to establish utility rates are based on tariff sales to customers. Net revenues from off-system gas sales and tariff gas balancing services and capacity release credits are refunded to firm customers subject to sharing provisions in the Company's tariff. Prior to October 1, 1996, net revenues from tariff sales for gas and transportation services to on-system customers made on an interruptible basis were refunded to firm customers subject to sharing provisions. The GAC provision requires an annual reconciliation of recoverable gas costs with GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve-month period.

         For information regarding the status of rate settlements and other regulatory proceedings, including the Company's rate order that became effective in October 1996, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Sales, Gas Costs and Net Revenues' and
'Rate and Regulatory Matters'." Also, for additional information on the effects of rate regulation, see Part II, Item 8., "Financial Statements and Supplementary Data, 'Summary of Significant
Accounting Policies and Basis for Financial Statement Presentation-Regulatory Assets'."

                           Competition

         Within its utility service territory, the Company competes with suppliers of oil, electricity and other fuels for cooking,
heating, air conditioning and other purposes.   Regulatory changes
have resulted in the unbundling of services in the natural gas industry. Beginning on May 1, 1996, customers in the Company's small-volume market have the option to purchase their gas supplies from sources other than the Company. Large volume customers have had this option for a number of years. Regardless of whether the Company's customers purchase gas from the Company or other suppliers, the customers pay the Company for transporting the gas. (See Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Sales, Gas Costs and Net Revenues' and 'Rate and Regulatory Matters'.")

           The Company has expanded existing markets and is developing new ones to increase gas sales. In the residential heating market, gas is sold in competition with No. 2 grade fuel oil. During the year, gas at the burner tip was generally competitive with alternate grades of fuel oil. Conversions from oil to gas heat continued during fiscal 1996. Approximately 78% of one- and two-family homes in the Company's service area now use gas for space heating.

         The Company's share of the multi-family market is approximately 46%. In this market, gas service under large-volume rates is competitively priced with alternate grades of fuel oil.
In the commercial and industrial markets, the Company offers special area development and business incentive gas rates to businesses that move to or expand operations in designated areas in the Company's territory.

         The Company continues to be committed to obtaining greater operational efficiencies through aggressive cost-containment programs, continuous reviews of business processes and the use of advanced technologies.

         Further, as a result of deregulation, a significant market for off-system gas sales, transportation and other services has developed. Competition is expected to intensify in this market as deregulation is more widely implemented in the Northeast.

         Moreover, many in the energy industry, including the Company, believe that the increasingly deregulated and more competitive environment may lead to industry consolidation, vertical integration and other strategic alliances as energy companies seek to offer a broader range of energy services to compete more effectively in attracting and retaining customers. For example, affiliations with other operating utilities could potentially result in economies and synergies, and vertical integration could provide a means to offer customers a more complete range of energy services. The Company believes that its proposed holding company structure, if approved by shareholders, would further expansion and diversification in energy-related businesses through investments, acquisitions and strategic alliances. The Company has been studying, and in some cases has held discussions regarding, utility and energy-related investments and transactions. The Company is unable to predict whether its activities will lead to investments and transactions that will result in enhanced competitive capabilities in the changing industry environment.

         In early December 1995, New York's Governor George Pataki endorsed a proposal to dismantle the Long Island Lighting Company (LILCO). Among other things, the proposal contemplates that the Long Island Power Authority (LIPA) would issue and sell tax-exempt bonds to purchase LILCO's electric transmission and distribution system and regulatory assets, and would assume a portion of LILCO's debt; LILCO's electric generating facilities and its gas business would be sold to other companies; and an energy company would contract with LIPA to manage the transmission and distribution of electricity to LILCO's customers. The Company has been following developments, and has had discussions and explored alternatives regarding the possibility of the Company participating in a combination or other transaction involving LILCO's gas and electric businesses and assets. The Company is unable to predict the course of developments or whether or how the Company might be involved should there be a transaction.

                     Environmental Matters

         For information regarding environmental matters affecting the Company, see Part II, Item 7., "Management's Discussion and
Analysis of Financial Condition and Results of Operations -
'Environmental Matters'," and Part II, Item 8., "Financial
Statements and Supplementary Data," Note 9., "Environmental
Matters."
                     Research and Development

         In fiscal 1996, the Company spent $12.8 million on research and development (R&D) programs. Of this amount, $2.4 million was spent to support programs of the Gas Research Institute. The
Company also provided $2.1 million to other research associations, including the New York State Energy Research and Development Authority (NYSERDA) and the New York Gas Group. The balance of
$8.3 million was devoted primarily to the Company's internal R&D programs relating to efficient gas utilization and operations technologies. These programs covered cogeneration, power stations, refrigeration, fuel cells, as well as natural gas refueling stations. In addition, the Company continues to make significant efforts to develop innovative operation systems which reduce utility costs.

                            Subsidiaries

         The Company's principal non-utility subsidiaries participate and own investments in gas exploration, production and processing; gas pipeline transportation and storage; cogeneration; marketing and other energy-related services. In fiscal 1996, earnings from subsidiaries were $40.5 million, or 82 cents per share, which included non-recurring gains from initial public offerings of $33.5 million and a reorganization charge of $7.8 million. Earnings excluding these non-recurring items were $14.8 million, or 30 cents per share. The Company's total investment in these businesses, computed in accordance with PSC specifications as a percentage of consolidated capitalization, was 13.4%, 14.2% and 12.8% as of September 30, 1996, 1995 and 1994, respectively. For further information regarding the subsidiaries, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations", Part II, Item 8., "Financial Statements and Supplementary Data", Note 3., " The Houston Exploration Company",
Note 8., "Investment in Iroquois Pipeline" and Note 10., "Supplemental Gas and Oil Disclosures".

         If the Company's common shareholders approve the holding company restructuring at the Company's Annual Meeting in February 1997, these non-utility subsidiaries will become subsidiaries of the holding company, KeySpan, and will no longer be subsidiaries of the Company.

Gas Exploration, Production and Processing

         The Houston Exploration Company ("THEC") is an independent natural gas and oil company engaged in the exploration, development and acquisition of domestic natural gas and oil properties. THEC's offshore properties are located in the Gulf of Mexico, and its onshore properties are located in Texas, the Arkoma Basin and West Virginia. In contemplation of the initial public offering (IPO) of THEC's common stock, the Company implemented a reorganization of its exploration and production subsidiaries' assets and liabilities by transferring to THEC certain onshore producing properties and acreage not previously owned by THEC. As a result , all U. S. oil and gas properties of Fuel Resources Inc. ( FRI), a wholly owned subsidiary of the Company, were transferred to THEC. In September 1996, THEC completed the initial public offering of 7,130,000 shares of its common stock at an offering price of $15.50 per share and two smaller stock issuances, which reduced the Company's ownership from 100% to approximately 66%. The Company recorded a $35.4 million gain ($23.0 million after tax) as a result of these stock issuances and the related net increase in book value of the Company's investment in THEC. The proceeds to THEC from the IPO, after deductions for commissions and offering expenses, were approximately $101 million and were used to repay a portion of THEC's short-term borrowings incurred as a result of two major acquisitions in 1996 of properties and proved gas reserves in South Texas and the Gulf of Mexico for $84.7 million. In connection with the reorganization of the exploration and production properties, a reorganization charge of $7.8 million, net of federal income taxes, was recorded by THEC in fiscal 1996. (See Part II, Item 8., "Financial Statements and Supplementary Data," Note 3., "The Houston Exploration Company.") Total gas production was approximately 27.3 BCFe (one billion cubic feet of gas including oil equivalent volumes) during fiscal 1996 and net proved gas reserves at September 30, 1996 were approximately 322 BCFe. For information concerning the gas and oil exploration, development and producing activities of the Company's subsidiaries, see Part II,
Item 8., "Financial Statements and Supplementary Data," Note 10., "Supplemental Gas and Oil Disclosures".

         Solex Development Energy Company, a subsidiary of FRI, completed a public offering of trust units in the Taylor gas-processing plant in British Columbia, Canada, and realized a gain of $10.5 million, after taxes. This plant had been purchased in April 1995 and was sold to realize its value. The Company's subsidiary, KeySpan Energy Canada, Ltd., has an option to participate in the planned expansion of the plant.

Investments in Energy Services

Pipeline and Storage

         North East Transmission Co., Inc. (NETCO) increased its ownership interest by 8.0% in fiscal 1996 and as a result owns a 19.4% interest in the Iroquois Gas Transmission System L.P. (Iroquois), a 375-mile pipeline that currently transports approximately 860 MDTH of Canadian gas supply daily to markets in the northeastern United States. The Company currently receives up to 70 MDTH of gas per day through Iroquois. For information regarding the resolution of governmental investigations involving the Iroquois project, see Part II, Item 8., "Financial Statements and Supplementary Data," Note 8., "Investment in Iroquois Pipeline."

         Through a subsidiary, the Company has equity investments in two gas storage facilities located in New York State.

Cogeneration

         Gas Energy Inc. (GEI) participates in the development, operation and ownership of cogeneration projects. A GEI subsidiary is a 50% partner in a 100-megawatt facility at John F. Kennedy International Airport (JFK) in Queens, New York. This facility commenced operations in 1995. GEI owns an 11.3% interest in a 174-megawatt gas cogeneration plant located in Lockport, New York. An affiliate is a 50% partner in a 40-megawatt facility that serves the State University of New York at Stony Brook, Long Island, which commenced operations in 1995, and is a 45% partner in a 50-megawatt gas cogeneration plant that has been producing heat and power at a Northrop Grumman facility located in Bethpage, Long Island, New York.

         The scope of cogeneration activities also includes providing fuel-management services. GEI subsidiaries provide such services to the JFK, Stony Brook and Northrop Grumman facilities and to another 50-megawatt facility. In 1996, these subsidiaries, as fuel managers, provided 15,000 MDTH of gas to these cogeneration projects.

Marketing

         BRING Gas Services Corp., FRI's marketing subsidiary, in
September 1996, sold its 50% interest in PennUnion Energy Services, L.L.C. to its partner, Pennzoil Gas Marketing Company, an affiliate of Pennzoil Company.

         KeySpan Energy Services Inc. (KES), formed in April 1996, sells natural gas both inside and outside the Company's utility service territory to large commercial and industrial customers, as well as groups of residential and small commercial customers. It has been authorized by the Federal Energy Regulatory Commission to market electricity interstate.

         KeySpan Energy Management Inc.(KEM), formed in October 1996, develops energy-related projects and provides a variety of technical and maintenance services for commercial and industrial customers. KEM has formed a strategic alliance with South Jersey Industries to develop energy projects in the mid-Atlantic region.

                               Employees

         The Company and its subsidiaries employed 3,336 people at September 30, 1996, compared to 3,378 at September 30, 1995.

         In November 1995, a new labor agreement was ratified by the membership of Local 101 of the Transport Workers Union, which represents approximately 1,900 utility employees. The agreement provides for total wage increases of approximately 9.3% over its three-year term. The agreement also provides certain productivity savings and a gainsharing incentive tied to attainment of certain corporate goals. A similar agreement applicable to 200 utility employees represented by Local 3 of the International Brotherhood of Electrical Workers was ratified in August 1995.

Item 2. Properties

         In fiscal 1996, consolidated capital expenditures were $ 302.3 million, of which $110.8 million was primarily for utility property additions and $191.5 million was for subsidiaries. Consolidated capital expenditures are estimated to be approximately $195 million for each of fiscal years 1997 and 1998.

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

         As of September 30, 1996, the Company's distribution pipeline system consisted of approximately 1,987 miles of cast iron main, 1,677 miles of steel main and 288 miles of mains with plastic inserts, with requisite accessory compressor and regulating stations, and one gas storage holder having a capacity of 15 MDTH.
The distribution system for the most part is located under public streets.

         The Company owns and operates a liquefied natural gas (LNG) plant, located at its Greenpoint Energy Center in Brooklyn, to liquefy and store gas during the summer months for vaporization and use during the winter months. This plant has a storage capacity of 1,660 MDTH of natural gas in liquid form and a vaporization capacity of 291 MDTH per day.

         The Company leases its corporate headquarters at One MetroTech Center in downtown Brooklyn. The lease agreement has a remaining term of 15 years and renewal options. The Company and its subsidiaries own or lease certain other buildings and facilities for use in the conduct of their business. The Company's gross lease payments are approximately $14.1 million per year.

         Principal consolidated properties of subsidiaries and their affiliates include gas and oil leasehold interests, producing wells and related equipment and structures. For information concerning the gas exploration, production and processing activities of the Company's subsidiaries, see Part II, Item 8., "Financial Statements and Supplementary Data," Note 10., "Supplemental Gas and Oil Disclosures."

Item 3.   Legal Proceedings

         For information regarding the resolution of governmental investigations involving the Iroquois project, see Part II, Item 8., "Financial Statements and Supplementary Data," Note 8., "Investment in Iroquois Pipeline." For information regarding environmental matters affecting the Company, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," and Part II, Item 8., "Financial Statements and Supplementary Data," Note 9., "Environmental Matters."

Item 4.   Submission of Matters to a Vote of Security Holders

         There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through solicitation of proxies or otherwise.

                             Part II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

         The following is information regarding the Company's common stock. For additional information required by this item, see Part II, Item 6., "Selected Financial Data" and Part II, Item 8.,
"Financial Statements and Supplementary Data," Note 5.,
"Capitalization."

Stock Listings
         The Company's common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BU. The Houston
Exploration Company (THEC) common stock is traded on the NYSE under the trading symbol THX. Daily stock reports are carried by most major newspapers under the heading BklyUG and HoustEX, respectively.

Dividends
         Quarterly dividends on the Company's common stock have been payable on the first of February, May, August and November;
preferred dividends are payable on the first of March, June, September and December. All dividends paid by the Company are taxable as ordinary income. The PSC's holding company order contains limitations on the level of dividend payments from Brooklyn Union to KeySpan under certain circumstances, should the holding company restructuring be approved by shareholders.

Annual Meeting
         The next annual meeting of shareholders will be held at the Company's General Office at 10:00 a.m. on Thursday, February 6,
1997.

Transfer Agent and Registrar of Stock
First Chicago Trust Company of New York
P.O. Box 2500
Jersey City, N.J.  07303-2500
(800)328-5090

Independent Public Accountants
Arthur Andersen LLP
1345 Avenue of the Americas
New York, NY  10105
(212)708-4000

Item 6. Selected Financial Data

For the Year Ended September 30,       1996         1995         1994         1993         1992
                                              (Thousands of Dollars Except Per Share Data)

Income Summary
Operating revenues
   Utility sales                  $1,351,821   $1,152,331   $1,279,638   $1,145,315   $1,038,061
   Gas production and other           80,181       63,953       58,992       60,189       36,799
------------------------------------------------------------------------------------------------
Total operating revenues           1,432,002    1,216,284    1,338,630    1,205,504    1,074,860
Operating expenses
   Cost of gas                       610,053      446,559      560,657      466,573      402,137
   Operation and maintenance         428,977      385,654      384,734      366,706      336,156
   Depreciation and depletion         79,610       72,020       69,611       64,779       73,930
   General taxes                     143,296      134,718      150,743      144,827      135,549
   Federal income tax                 39,508       41,989       40,556       41,413       30,052
-------------------------------------------------------------------------------------------------
Operating income                     130,558      135,344      132,329      121,206       97,036
Income (loss) from energy services
     investments                      13,523        9,458        5,689        1,150       (1,041)
Gain on sale of investment in
   Canadian properties                16,160          -            -         20,462          -
Gain on sale of subsidiary stock      35,437          -            -            -            -
Write-off of investment in propane
     company                             -            -            -        (17,617)         -
Other, net                            (1,188)         151          700         (465)       5,107
Federal income tax (expense) benefit (19,861)         (51)        (142)         (70)         833
Interest charges                      51,721       53,067       51,192       48,103       42,062
-------------------------------------------------------------------------------------------------
Net income                           122,908       91,835       87,384       76,563       59,873
Dividends on preferred stock             323          337          351          364        2,078
-------------------------------------------------------------------------------------------------
Income available for common stock   $122,585      $91,498      $87,033      $76,199      $57,795
=================================================================================================
Financial Summary
Common stock information
     Per share
         Earnings ($)                   2.48         1.90         1.85         1.73         1.35
         Cash dividends declared ($)    1.42         1.39         1.35         1.32         1.29
         Book value, year-end ($)      18.17        16.94        16.27        15.55        14.56
         Market value, year-end ($)   27 7/8       24 5/8       24 7/8       25 3/4       22 3/8
     Average shares outstanding (000) 49,365       48,211       46,980       44,042       42,882
     Shareholders                     33,320       33,669       35,233       30,925       31,367
     Daily average shares traded      64,500       49,100       42,100       33,100       26,900
Capital expenditures ($)             302,280      214,006      199,572      204,514      173,467
Total assets ($)                   2,289,603    2,116,922    2,029,074    1,897,847    1,748,027
Common equity ($)                    905,808      826,290      774,236      721,076      632,254
Preferred stock, redeemable ($)        6,600        6,900        7,200        7,500        7,800
Long-term debt ($)                   712,013      720,569      701,377      689,300      682,031
Total capitalization ($)           1,624,421    1,553,759    1,482,813    1,417,876    1,322,085
Earnings to fixed charges (times)       3.99         3.17         3.21         3.19         2.86
Utility Operating Statistics
Gas data (MDTH)
  Firm sales                        141,948      123,356      133,513      128,972      122,476
  Other gas and transportation sales 42,950       49,910       42,392       25,032       23,706
  Maximum daily capacity, year-end    1,284        1,256        1,256        1,258        1,199
  Maximum daily sendout                 994          963        1,022          915          904
Total active meters (000)              1,126        1,125        1,122        1,119        1,117
Heating customers (000)                  461          454          446          441          436
Degree days                            5,170        4,240        4,974        4,802        4,659
     Colder (Warmer) than normal (%)     7.7        (11.2)         3.1          -           (4.0)

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Earnings and Dividends

         In fiscal 1996, consolidated income available for common stock was $122.6 million, or $2.48 per share, compared to $91.5 million, or $1.90 per share, in 1995, and $87.0 million, or $1.85 per share, in 1994. This was the fourth consecutive year of record earnings.

         Consolidated earnings for the last three fiscal years are summarized below:

    __________________________________________________________________________
                                         1996            1995          1994
   __________________________________________________________________________
                                                 (Thousands of Dollars)
   Income Available for Common Stock

    Utility                             $ 82,090         $78,677      $76,665
    _________________________________________________________________________
    Gas exploration and production
     Operations (before reorganization
       charge)                             7,627           7,843        5,707
     Reorganization charge                (7,800)             -            -
     Gain on sale of subsidiary stock     23,034              -            -
     Gain on sale of Canadian plant       10,505              -            -
    _________________________________________________________________________
                                          33,366           7,843        5,707
    _________________________________________________________________________

    Energy services
     Pipeline and storage                  5,319             979        3,358
     Cogeneration                            414           2,670        1,303
     Marketing                             1,396           1,329            -
    _________________________________________________________________________
                                           7,129           4,978        4,661
    _________________________________________________________________________
             Consolidated               $122,585         $91,498      $87,033

    _________________________________________________________________________

         In 1996, regulated utility operations provided an equity return of 12.80%. The return, which included incentives authorized by the New York State Public Service Commission (PSC), was higher than the allowed rate of 10.65%. The Company has earned at or above its allowed return on utility common equity in 17 of the last 18 years.

         In the last three years, income available for common stock from utility operations has benefited from additions of new firm gas heating customers, principally as a result of customer conversions from oil to gas for space heating in homes and buildings, as well as earnings incentives provided under rate stipulations (see "Rate and Regulatory Matters"). In 1996, such incentive-based earnings were related largely to higher margins on sales to large-volume and off-system customers and attaining a 93% customer satisfaction rating in benchmarks used by the PSC. The effect on utility revenues of variations in weather largely was offset by the weather normalization adjustment included in the Company's tariff. Utility operating margins have improved due to ongoing cost reduction efforts.

         In 1996, earnings from gas exploration, production and processing operations decreased, primarily due to a reorganization charge of $7.8 million, net of federal income taxes, recorded by the U.S. exploration and production subsidiary, The Houston Exploration Company (THEC). Excluding this charge, operating results were comparable in 1996 and 1995. However, earnings in 1996 also included an after-tax gain of $23.0 million on the issuance by THEC of 34% of its common stock in September 1996 (see
Note 3 to the Consolidated Financial Statements, "The Houston Exploration Company" for additional information). Neither the Company, nor THEC, has plans for any further issuances of THEC stock, nor the stock of any of the Company's other subsidiaries - except for issuances under ongoing stock plans . Further, earnings included a gain of $10.5 million on the sale in July 1996 of an investment in a Canadian gas processing plant, which was sold to realize the substantial value embodied in the investment at the time. In 1995, earnings from gas exploration, production and processing operations increased, primarily due to higher U.S. natural gas production.

         Earnings from investments in energy services are attributable to various operations. In April 1996, a Company subsidiary increased its equity interest in the Iroquois Gas Transmission
System, L.P. (Iroquois) by 8.0% to 19.4%, resulting in higher earnings during the year from Iroquois. In addition, earnings from pipeline and storage operations in all periods reflect higher throughput on Iroquois. In 1995, earnings were reduced by a provision for the Company's proportionate share of estimated costs of legal matters involving Iroquois. With respect to cogeneration investments, higher fuel prices caused earnings from these investments to decrease in 1996. In 1995, the increase in earnings reflected equity income from the start of operations at John F. Kennedy International Airport (JFK) and the campus of the State University of New York at Stony Brook.

         Earnings from gas marketing in 1996 were $1.4 million, similar to last year. Looking toward the future, the Company expects revenue growth as a result of the rationalization and refocusing of these operations. New wholly-owned subsidiaries have been formed to operate effectively as part of the Company's holding company strategy. One of these business units sells gas and expects to sell electricity inside and outside the traditional utility territory. The other will provide a variety of technical and maintenance management services for commercial and industrial customers. The initial focus will be conducted both independently and through strategic alliances. As an integral part of this marketing realignment, a Company subsidiary sold its 50% interest in the gas-marketing venture, PennUnion Energy Services, L.L.C., to the other partner.

         The consolidated rate of return on average common equity was 13.6% in 1996, 10.9% in 1995, and 11.0% in 1994.

         In December 1995, the Board of Directors authorized an increase in the annual dividend on common stock to $1.42 per share from $1.39 per share. This increase became effective on February 1, 1996, when the quarterly dividend was raised to 35 1/2 cents per share from 34 3/4 cents per share. Common dividends have been increased in 20 consecutive years and paid continuously for 48 years.

Sales, Gas Costs and Net Revenues

         Firm utility gas sales volumes in fiscal 1996 were 141,948 MDTH compared to 123,356 MDTH in 1995 and 133,513 MDTH in 1994. Measured by annual degree days, weather was 7.7% colder than normal in 1996, 11.2% warmer than normal in 1995 and 3.1% colder than normal in 1994. Sales growth in all markets resulted primarily from conversions to natural gas from oil for space heating, especially by large apartment buildings. In 1996, the growth in firm sales normalized for weather was 2.4%, similar to that experienced in recent years.

_________________________________________________________________
                         1996             1995            1994
_________________________________________________________________
                                   (Thousands of Dollars)
Utility sales     $ 1,351,821      $ 1,152,331     $ 1,279,638
Cost of gas          (610,053)        (446,559)       (560,657)
_________________________________________________________________
Net revenues      $   741,768      $   705,772     $   718,981
_________________________________________________________________
Gas production
   and other      $    80,181      $    63,953     $    58,992
_________________________________________________________________

         In 1996, higher utility sales primarily reflected higher billings due to colder weather. In 1995, the opposite occurred as lower utility sales primarily reflected lower billings for gas costs due to warm weather. For additional information regarding utility sales and net revenues in the last three years, see "Rate and Regulatory Matters."

         During the year, gas at the burner tip was competitive with alternative grades of fuel oil. Residential heating sales in markets where the competing fuel is No. 2 grade fuel oil and sales to other small-volume customers were approximately 75% of firm sales volume in 1996. Demand in these markets is less sensitive to periodic differences between gas and oil prices. In large-volume heating markets, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 6 grade heating oil. There is substantial sales potential in these markets, which include large apartment houses, government buildings and schools. Competition with other gas suppliers is expected to continue to increase as a result of deregulation.

         Moreover, a significant market for off-system gas sales, transportation and other services has developed as a result of deregulation. These sales or services reflect optimal use of available pipeline capacity as affected by weather and the Company's New York Market Hub in balancing on-system requirements to core customers with off-system services to increase total margins. In colder-than-normal winters, such as 1996, sales to on-system customers are higher whereas off-system services are comparatively lower. As a result, in 1996 gas and transportation sales and services to off-system and interruptible customers amounted to 42,950 MDTH compared with 49,910 MDTH in 1995.

         The Company and its gas exploration and production subsidiary employ derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of managing exposures to commodity price risk. In connection with utility operations, the Company primarily uses derivative financial instruments to fix margins on sales to large-volume customers to which gas is sold at a price indexed to the prevailing price of oil, their alternate fuel. Derivative financial instruments are used by the Company's gas exploration and production subsidiary to manage the risk associated with fluctuations in the price received for natural gas production in order to achieve a more predictable cash flow. Hedging strategies have been managed independently.
(See Note 7B to the Consolidated Financial Statements, "Derivative Financial Instruments," for additional information.)

         The cost of gas, $610.1 million in 1996, was $163.5 million or 36.6% higher than in 1995. The higher cost reflects higher heating sales due to colder weather and higher average gas costs. The cost of gas in 1994 was $560.7 million reflecting higher volumes sold and higher average prices, both of which were primarily the result of cold weather in that year as compared to volumes and prices in 1995. The cost of gas for firm customers was $3.49 per DTH (one
DTH equals 10 therms) in 1996, compared to $3.12 per DTH in 1995 and $3.55 per DTH in 1994. For the year ended September 30, 1996, the utility's cost of gas included hedging losses of $1.7 million related to its margin fixing strategy.

         The increase in revenues from gas production and other in 1996 is due primarily to the acquisition of additional natural gas properties (see Note 3 to the Consolidated Financial Statements,

"The Houston Exploration Company", for additional information) and increased production from the gas processing plant located in British Columbia, Canada, which was purchased in April 1995 and was sold in July 1996. In 1996, gas production, including oil equivalents, was approximately 27.3 billion cubic feet (BCFe), or
4.6 BCFe above the level of production last year. In 1996, wellhead prices averaged approximately $2.11 per MCF compared with $1.47 per MCF last year. The realized price (average wellhead price received for production including recognized hedging gains and losses) was $1.82 per MCF in 1996 compared with $1.77 per MCF in 1995. Hence, the Company's hedging strategy stabilized the weather-related volatility inherent in the wellhead price which showed an increase on average of 64 cents per MCF in 1996 compared to 1995. The effective price increased 5 cents in 1996 compared to 1995. The effective price in 1996 included a hedging loss of $7.7 million while the effective price in 1995 included a hedging gain of $6.6 million. (See Note 10 to the Consolidated Financial Statements, "Supplemental Gas and Oil Disclosures", for additional information.)

Expenses, Other Income and Preferred Dividends

         The increase in operation and maintenance expense in 1996 reflects the effects of colder weather compared to last year and the reorganization charge incurred by the U.S. exploration and production subsidiaries. The reorganization charge of $12.0 million reflects remuneration that certain former employees of the Company's other exploration and production subsidiary were paid as the result of the increase in the value of the gas and oil properties transferred to THEC. The decrease in 1995 reflected warmer weather and various cost reduction efforts. In 1994, severe winter weather caused higher utility gas distribution operation expense. The benefit of ongoing cost reduction programs substantially outweighed the adverse effects of generally higher labor and material costs. Moreover, consolidated operation expense in 1996 and 1995 included costs related to Canadian gas processing operations, which ceased in July 1996 when the plant was sold.

         The increase in depreciation and depletion expense in 1996 reflects higher depletion charges of subsidiaries due to increased gas production and higher utility depreciation expense due to property additions.

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

         The increase in earnings from energy services investments in

1996 is primarily due to the increase in earnings from Iroquois offset by lower cogeneration earnings, as previously discussed. Other income also includes pre-tax gains on the sale of the Canadian plant and on the issuance of 34% of THEC's common stock.

         Interest charges on long-term debt in each of the last three fiscal years generally reflect higher average subsidiary borrowings. In fiscal 1996, interest charges reflected lower utility interest costs due to debt refunding. Other interest expense primarily reflects accruals of carrying charges related to regulatory settlement items.

         Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Capital Expenditures

         Consolidated capital expenditures were $302.3 million in 1996, $214.0 million in 1995 and $199.6 million in 1994.

         Capital expenditures related to utility operations were $110.8 million in 1996, $108.7 million in 1995 and $103.8 million in 1994. Utility expenditures in all years principally were for the renewal and replacement of mains and services.

     Capital expenditures related to gas exploration, production and processing activities were $169.0 million in 1996, $83.0 million in 1995 and $71.3 million in 1994. Expenditures in 1996 reflect two major acquisitions totaling $84.7 million for gas and oil reserves in South Texas and the Gulf of Mexico, as well as on-going exploration and development activities. Expenditures in 1996 primarily reflect increased off-shore development activities. Net proved gas reserves at September 30, 1996 were approximately 322 BCFe. These reserves are located off-shore in the Gulf of Mexico and on-shore in Texas, the Arkoma Basin and West Virginia.

         Capital expenditures related to energy services investments were $22.5 million in 1996, $22.3 million in 1995 and $24.5 million in 1994. Expenditures in 1996 primarily were for the acquisition of the additional interest in Iroquois. Also, in 1996 the cogeneration plant at JFK was refinanced and cash flows from investing activities include a return of capital from the proceeds. In 1995 and 1994, expenditures were primarily related to the construction of the JFK cogeneration project and, in 1995, also included $5.6 million related to the Stony Brook cogeneration plant. In 1994, capital expenditures also included the acquisition of an interest in a cogeneration plant located in Lockport, New York.

         Consolidated capital expenditures for fiscal years 1997 and 1998 are estimated to be approximately $195 million in each year, including $85 million per year related to non-utility activities. The level of such expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

         Cash provided by operating activities continues to be strong and is a substantial source for financing ongoing capital expenditures. In 1996, cash flow from utility operations was reduced by the timing of budget plan billing settlements related to cold weather.


         In September 1996, THEC issued 7,130,000 shares of its common stock in an initial public offering, providing net proceeds of $101.0 million, which were used to pay down debt and to complete the financing of gas reserve acquisitions and property additions discussed previously.

         In addition, proceeds from common stock issued through the Company's employee and shareholder stock purchase plans have provided the Company approximately $27.4 million in 1996, $28.0 million in 1995 and $29.8 million in 1994. The Company issued 1,800,000 new shares of common stock on October 6, 1993, providing net proceeds of $44.9 million.

         In March 1996, the Company refunded $153.5 million of Gas Facilities Revenue Bonds, including a $98.5 million series of 9% bonds and a $55 million series of 8.75% bonds. Both series were called for redemption at optional redemption prices equal to 102% of the face amount per bond plus accrued interest. The $153.5 million refunding series, which matures in 2021, was issued on January 29, 1996, with a coupon rate of 5.5% at a price of 99% of the principal amount of the bonds. The Company expects to initiate a call of its Gas Facilities Revenue Bonds, 7 1/8% Series 1985 I and 7% Series 1985 II, which are callable on December 1, 1996 at 102% of face amount per bond plus accrued interest to the call date. If authorization is received from government agencies, the bonds would be called early in calendar year 1997.

         At September 30, 1996, the consolidated annualized cost of long-term debt was 6.3%, compared to 7.1% in 1995 and 6.9% in 1994.

Financial Flexibility and Liquidity

         At September 30, 1996, the Company had cash and temporary cash investments of $41.9 million and available bank lines of credit of $75 million, which lines are available to secure the issuance of commercial paper. The lines of credit can be increased to $150 million by December 1996. Related borrowings primarily are used to finance seasonal working capital requirements, which in recent years have not been significant. At September 30, 1996, there were no borrowings outstanding. In addition, subsidiaries have lines of credit totaling $150 million, which for the most part support borrowings under revolving loan agreements. (See Note 5C to the Consolidated Financial Statements, "Other Long-Term Debt", for additional information.)

         At September 30, 1996, the common equity component of the Company's capitalization was 55.8%.

         Fixed charge coverage ratios were 3.99 times in 1996, 3.17 times in 1995 and 3.21 times in 1994.

Rate and Regulatory Matters

      Rate Settlement Matters and Holding Company Agreement

In September 1996, the New York State Public Service Commission
(PSC) granted the Company's petition to restructure into a holding company, to be named KeySpan Energy Corporation. If the Company's shareholders approve the restructuring at its Annual Meeting in February 1997, KeySpan would become the parent holding company of Brooklyn Union and its subsidiaries (which would become subsidiaries of KeySpan) through a share exchange whereby the Company's common shareholders would receive KeySpan common stock, thus becoming the owners of KeySpan. The PSC's holding company order approved a settlement agreement among Brooklyn Union, the Staff of the Department of Public Service and several intervenor parties. This agreement contains restrictions and limitations on certain investments by KeySpan, limitations on the level of dividend payments from Brooklyn Union to KeySpan under certain circumstances, prohibitions on certain intercompany loans, guarantees and pledges, and restrictions on transactions among the affiliated holding company group.

The agreement reached in the holding company filing included a new multi-year rate plan that became effective on October 1, 1996. After an initial rate reduction of approximately $3.0 million in fiscal 1997, the non-gas component in customer bills will be under specific price caps. Hence, the total amount for this component in rates that the Company can charge customers, in the aggregate, will remain constant for the subsequent five years, although rates in certain customer classes may be increased in order to reflect cost responsibility more appropriately. The Company also will be permitted to charge for various ancillary services.

During the six-year term of the rate plan, the costs of gas purchased by the Company for its customers will be recovered currently in billed firm revenues through the operation of a tariff provision, the Gas Adjustment Clause (GAC). Further, in addition to recovering its specific gas costs in applicable rates, the Company's rates for transporting gas within its local distribution system provide for full margin recovery of its cost of service. (See Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies and Basis for Financial Statement Presentation -- Regulatory Assets".)

Although there is no specific authorized rate of return on common equity, the rate plan includes provisions for rate changes if certain conditions applicable to inflation, exogenous costs or
changes in financial condition occur.   Under the agreement the
Company generally is not subject to any earnings cap or provisions to share with customers any level of earnings from utility operations. However, incentive provisions remain for retention of 20% of margins on sales to off-system customers and capacity release credits, and expenditures related to remediation of the sites of former gas manufacturing plants are subject to a provision enabling the Company to retain any savings, while requiring it to absorb any costs, to the extent that expenditures vary by 10% compared with estimates. The agreement includes a customer service quality performance plan with a maximum forty basis-point pre-tax return penalty if service quality diminishes in certain categories over the term of the agreement. Also, the weather normalization adjustment was modified to provide that the Company may recover or be required to refund 87.5% of all margin shortfalls or surpluses resulting from weather that is warmer or colder-than-normal.

In September 1995, the PSC approved the Company's second stage rate filing covering fiscal 1996. The approval provided for no base rate increase; however, $7.5 million in deferred credits were amortized to income in 1996. The authorized rate of return on utility common equity was set at 10.65% for fiscal 1996.

In October 1994, the PSC approved a three-year rate settlement agreement which provided for no base rate increase in fiscal 1995; however, the Company amortized to income, as permitted, approximately $1.3 million of deferred credits in that year. The third year of this agreement was superseded by the PSC order in the holding company proceeding of September 1996 mentioned above.

                     Restructuring Proceeding

The PSC has set forth a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. In March 1996, the PSC issued an order on utility compliance tariff filings, including the Company's, related to this framework.

Pursuant to this order, beginning on May 1, 1996, customers in the Company's small-volume market have the option to purchase their gas supplies from sources other than the Company, which would serve as gas transporter. Large-volume customers have had this option for a number of years. Small-volume customers can be grouped together by marketers if their combined minimum threshold usage reaches 50,000 therms of gas per year, which approximates the usage of 35 homes. The PSC approved the Company's methodology of recovering the cost of pipeline capacity and storage service provided to marketing firms and transportation customers. In addition to transporting gas that customers purchase from marketers, utilities such as the Company will provide billing, meter reading and other services for aggregate rates that closely approximate the distribution charge reflected in otherwise applicable sales rates to supply these customers. The PSC order placed a limit on the amount of gas the Company would be obligated to transport in its core market under aggregation programs to 5% of total core sales in each of the next three years, with no more than 25% of any one service class permitted to convert to transportation service.

Environmental Matters

         The Company is subject to various Federal, state and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's operations and maintenance activities. As of September 30, 1996, the Company had an accrued liability of $28.8 million representing costs associated with investigation and remediation at former manufactured gas plant sites. (See Note 9 to the Consolidated Financial Statements, "Environmental Matters," for additional information.)

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Brooklyn Union Gas Company:

We have audited the accompanying Consolidated Balance Sheet and Consolidated Statement of Capitalization of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of September 30, 1996 and 1995, and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of The Brooklyn Union Gas Company and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP


October 23, 1996
New York, New York

Summary of Significant Accounting Policies and Basis for Financial Statement Presentation

Principles of Consolidation

The Consolidated Financial Statements reflect the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated. All other adjustments are of a normal, recurring nature and certain reclassifications have been made to amounts in prior periods to conform them with the current period presentation.

         Further, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Utility Gas Property -
Depreciation and Maintenance

Utility gas property is stated at original cost of construction, which includes allocations of overheads and taxes and an allowance for funds used during construction.

         Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property of 3.4% in 1996 and 1995, and 3.3% in 1994.

         The cost of property retired, plus the cost of removal less salvage, is charged to accumulated depreciation. The cost of repair and minor replacement and renewal of property is charged to maintenance expense.

Gas Exploration and Production Property - Depletion and Depreciation

The Company's gas exploration and production subsidiary follows the full cost method of accounting. All productive and nonproductive costs identified with acquisition, exploration and development are capitalized. Provisions for depletion are based on the units-of-production method and, when necessary, include provisions related to the asset ceiling test limitations required by the regulations of the Securities and Exchange Commission. Costs of unevaluated gas and oil properties are excluded from the amortization base until proved reserves are established or an impairment is determined.

         Provisions for depreciation of all other non-utility property are computed on a straight-line basis over useful lives of three to fifteen years.

Investments in Energy Services

Certain subsidiaries own as their principal assets investments representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method.

Revenues

Utility customers generally are billed bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the last meter reading to the end of each month.

         Revenue requirements to establish utility rates are based on sales to customers. Gas costs are recovered currently in billed firm revenues through the operation of a tariff provision, the Gas Adjustment Clause (GAC). Net revenues from off-system gas sales and tariff gas balancing services and capacity release credits are refunded to firm customers subject to certain limited sharing provisions in the Company's tariff. Prior to October 1, 1996, net revenues from tariff sales for gas and transportation services to on-system customers made on an interruptible basis were refunded to firm customers subject to sharing provisions. The GAC provision requires an annual reconciliation of recoverable gas costs and GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve-month period.


Derivative Financial Instruments

The Company and THEC use derivative financial instruments primarily to hedge exposures in cash flows due to fluctuations in the price of natural gas and fuel oil, which in certain markets may strongly influence the Company's selling price for natural gas. Gains and losses on these instruments are recognized concurrently with the recognition of the related physical transactions.

The Company regularly assesses the relationship between natural gas commodity prices in "cash" and futures markets. The correlation between prices in these markets has been well within a range generally deemed to be acceptable. If correlation were not to remain in an acceptable range, the Company would account for its financial instrument positions as trading activities.

Federal Income Tax

Prior to the adoption in 1994 of SFAS-109, "Accounting for Income Taxes", pursuant to PSC policy, deferred taxes were not provided for certain construction costs incurred before fiscal 1988 and for bases differences related to differences between tax and book depreciation methods. In accordance with SFAS-109, the Company recorded a regulatory asset for the net cumulative effect of having to provide deferred Federal income tax expense on all differences between the tax and book bases of assets and liabilities at the current tax rate.

         Investment tax credits, which were available prior to the Tax Reform Act of 1986, were deferred in operating expense and are amortized as a reduction of Federal income tax in other income over the estimated life of the related property.

Regulatory Assets

The Company is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71. With the exception of net tax regulatory assets all other significant assets and liabilities created by the ratemaking process, including the $33.2 million recorded for environmental remediation costs as of September 30, 1995, have been reflected in utility rates pursuant to the agreement approved by the PSC in its September 25, 1996 holding company order. Accordingly, at September 30, 1996 the Company had only a net tax regulatory asset of $74,885,000 compared to a regulatory asset of $109,636,000 related to taxes and environmental costs at September 30, 1995.

         In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of this net regulatory tax asset could result in a charge to net income of approximately $48,675,000 which would be classified as an extraordinary item.

Subsidiary Common Stock Issuances to Third Parties

         The Company follows an accounting policy of income statement recognition for parent company gains or losses from issuances of stock by subsidiaries.

Research and Development Costs

         All research and development costs are expensed as incurred. For the years ended September 30, 1996, 1995 and 1994, these costs were $12.8 million, $11.9 million and $11.9 million, respectively.

    CONSOLIDATED STATEMENT OF INCOME

    =====================================================================================
    For the Year Ended September 30,                      1996          1995         1994
    =====================================================================================
                                                               (Thousands of Dollars)
    Operating Revenues
       Utility sales                                   $ 1,351,821   $1,152,331   $1,279,638
    Gas production and other                                80,181       63,953       58,992
    ----------------------------------------------------------------------------------------
                                                         1,432,002    1,216,284    1,338,630
    ----------------------------------------------------------------------------------------
    Operating Expenses
       Cost of gas                                         610,053      446,559      560,657
       Operation and maintenance                           428,977      385,654      384,734
       Depreciation and depletion                           79,610       72,020       69,611
       General taxes                                       143,296      134,718      150,743
       Federal income tax (See Note 1)                      39,508       41,989       40,556
    ----------------------------------------------------------------------------------------
    Operating Income                                       130,558      135,344      132,329
    Other Income
        Income from energy services investments             13,523        9,458        5,689
        Gain on sale of investment in Canadian plant        16,160          -            -
        Gain on sale of subsidiary stock (See Note 3)       35,437          -            -
        Other, net                                          (1,188)         151          700
        Federal income tax (See Note 1)                    (19,861)         (51)        (142)
    -----------------------------------------------------------------------------------------
    Income Before Interest Charges                         174,629      144,902      138,576
    Interest Charges
       Long-term debt                                       46,803       47,939       46,900
       Other                                                 4,918        5,128        4,292
    ----------------------------------------------------------------------------------------
    Net Income                                             122,908       91,835       87,384
    Dividends on Preferred Stock                               323          337          351
    ----------------------------------------------------------------------------------------
    Income Available for Common Stock                  $   122,585   $   91,498   $   87,033
    ========================================================================================
    Earnings Per Share of Common Stock
       (Average shares outstanding of 49,365,435,
        48,211,220 and 46,979,597, respectively)       $      2.48   $     1.90   $     1.85
    ========================================================================================

    CONSOLIDATED STATEMENT OF RETAINED EARNINGS

    =======================================================================================
    For the Year Ended September 30,                         1996         1995         1994
    ---------------------------------------------------------------------------------------
                                                               (Thousands of Dollars)
    Balance at Beginning of Year                       $   303,709   $  279,466   $  255,979
    Income Available for Common Stock                      122,585       91,498       87,033
    ----------------------------------------------------------------------------------------
                                                           426,294      370,964      343,012
    Less:
          Cash dividends declared ($1.42, $1.39 and $1.35
              per common share, respectively)               70,291       67,229       63,652
        Other adjustments                                       30           26         (106)
   -----------------------------------------------------------------------------------------
       Balance at End of Year                          $   355,973   $  303,709   $  279,466
   =========================================================================================
    The accompanying Summary of Significant Accounting Policies and Basis for Financial Statement
    Presentation and Notes to Consolidated Financial Statements are integral parts of these statements.

    ===============================================================================================
    CONSOLIDATED BALANCE SHEET
    September 30,                                                      1996                  1995
                                                                          (Thousands of Dollars)
    Assets
    Property
       Utility, at cost                                         $    1,782,440      $     1,690,193
       Accumulated depreciation                                       (429,476)            (393,263)
       Gas exploration and production, at cost (See Note 3)            510,568              353,847
       Accumulated depletion                                          (165,414)            (138,136)
    ------------------------------------------------------------------------------------------------
                                                                     1,698,118            1,512,641
    ------------------------------------------------------------------------------------------------
    Investments in Energy Services (See Note 8)                        115,529              121,023
    ------------------------------------------------------------------------------------------------
    Current Assets
       Cash                                                             18,524               15,992
       Temporary cash investments                                       23,397               24,550
       Accounts receivable                                             172,843              146,018
       Allowance for uncollectible accounts                            (15,616)             (13,730)
       Gas in storage, at average cost                                  91,813               88,810
       Materials and supplies, at average cost                          12,089               13,203
       Prepaid gas costs                                                11,945               15,725
       Other                                                            38,888               19,856
    ------------------------------------------------------------------------------------------------
                                                                       353,883              310,424
    ------------------------------------------------------------------------------------------------
    Deferred Charges                                                   122,073              172,834
    ------------------------------------------------------------------------------------------------
                                                                $    2,289,603      $     2,116,922
    ================================================================================================
    Capitalization and Liabilities
    Capitalization (See accompanying statement and Note 5)
       Common equity                                            $      905,808      $       826,290
       Preferred stock, redeemable                                       6,600                6,900
       Long-term debt                                                  712,013              720,569
    ------------------------------------------------------------------------------------------------
                                                                     1,624,421            1,553,759
    ------------------------------------------------------------------------------------------------
    Current Liabilities
       Accounts payable                                                143,561              103,705
       Dividends payable                                                18,229               17,536
       Taxes accrued                                                    10,905                3,635
       Customer deposits                                                21,881               22,252
       Customer budget plan credits                                      8,892               24,790
       Interest accrued and other                                       37,244               39,438
    ------------------------------------------------------------------------------------------------
                                                                       240,712              211,356
    ------------------------------------------------------------------------------------------------
    Deferred Credits and Other Liabilities
       Federal income tax                                              282,041              247,882
       Unamortized investment tax credits                               20,007               20,948
       Other                                                            43,573               82,977
    ------------------------------------------------------------------------------------------------
                                                                       345,621              351,807
    ------------------------------------------------------------------------------------------------
    Minority Interest in Subsidiary Company (See Note 3)                78,849                  -
    ------------------------------------------------------------------------------------------------
                                                                $    2,289,603      $     2,116,922
    ================================================================================================
    The accompanying Summary of Significant Accounting Policies and Basis for Financial Statement
    Presentation and Notes to Consolidated Financial Statements are integral parts of these statements.

    CONSOLIDATED STATEMENT OF CAPITALIZATION

    =========================================================================================
    September 30,                                                        1996          1995
    -----------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars)

    Common Equity
    Common stock, $.33 1/3 par value, authorized 70,000,000 shares;
        outstanding 49,857,448 and 48,788,320 shares,
        respectively                                                $    549,835  $    522,581
    Retained earnings (See accompanying statement)                       355,973       303,709
    ------------------------------------------------------------------------------------------
                                                                         905,808       826,290
    ------------------------------------------------------------------------------------------
    Preferred Stock, Redeemable
      $100 par value, cumulative, authorized 900,000 shares
        4.60% Series B, 69,000 and 72,000 shares outstanding, respectively 6,900         7,200
         Less: Current sinking fund requirements                             300           300
    ------------------------------------------------------------------------------------------
                                                                           6,600         6,900
    ------------------------------------------------------------------------------------------
     Long-term Debt
      Gas facilities revenue bonds (issued through New York
        State Energy Research and Development Authority)
        9% Series 1985A due May 2015                                         -          98,500
        8 3/4% Series 1985 due July 2015                                     -          55,000
        6.368% Series 1993A and Series 1993B due April 2020               75,000        75,000
        7 1/8% Series 1985 I due December 2020                            62,500        62,500
        7% Series 1985 II due December 2020                               62,500        62,500
        5.5% Series 1996 due January 2021                                153,500           -
        6.75% Series 1989A due February 2024                              45,000        45,000
        6.75% Series 1989B due February 2024                              45,000        45,000
        5.6% Series 1993C due June 2025                                   55,000        55,000
        6.95% Series 1991A and Series 1991B due July 2026                100,000       100,000
        5.635% Series 1993D-1 and Series 1993D-2 due July 2026            50,000        50,000
     -----------------------------------------------------------------------------------------
                                                                         648,500       648,500
      Unamortized premium - Long-term debt                                (1,489)          -
      Subsidiary borrowings                                               65,002        72,069
     -----------------------------------------------------------------------------------------
                                                                         712,013       720,569
     -----------------------------------------------------------------------------------------
                                                                    $  1,624,421  $  1,553,759
     =========================================================================================

       The accompanying Summary of Significant Accounting Policies and Basis for Financial Statement
    Presentation and Notes to Consolidated Financial Statements are integral parts of these statements.

  CONSOLIDATED STATEMENT OF CASH FLOWS

 ==============================================================================================================
 For the Year Ended September 30,                                          1996           1995             1994
 --------------------------------------------------------------------------------------------------------------
                                                                             (Thousands of Dollars)
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $   122,908     $    91,835     $    87,384
    Adjustments to reconcile net income
         to net cash provided by operating activities:
      Depreciation and depletion                                          83,006          77,696          75,386
      Deferred Federal income tax                                         25,985          11,037          10,897
      Gain on sale of investment in Canadian operations                  (16,160)            -               -
      Gain on sale of subsidiary stock                                   (35,437)            -               -
      Income from energy services investments                            (13,523)         (9,458)         (5,689)
      Dividends received from energy services investments                 11,031           3,595           4,392
      Change in accounts receivable, net                                 (24,939)         44,712          31,906
      Change in accounts payable                                          39,856         (29,283)        (34,121)
      Gas inventory and prepayments                                          777           6,208           5,498
     Other                                                                 8,863          14,439          18,474
 ---------------------------------------------------------------------------------------------------------------
   Cash provided by operating activities                                 202,367         210,781         194,127
 ---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of common stock                                                27,407          27,974          29,828
      Proceeds from sale of subsidiary stock                             101,041             -               -
      Common stock proceeds receivable                                       -               -            44,910
      Issuance of long-term debt                                         153,500          19,192          12,077
      Repayments of long-term debt and preferred stock                  (160,867)           (300)           (300)
      Dividends paid                                                     (70,614)        (67,566)        (64,003)
 ----------------------------------------------------------------------------------------------------------------
   Cash provided by (used for)financing activities                        50,467         (20,700)         22,512
 ----------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures (excluding allowance
        for equity funds used during construction)                      (301,307)       (212,732)       (197,496)
       Proceeds from sale of investment in Canadian plant                 26,938             -            11,691
       Partnership distribution 1996 and other                            22,914           9,702           1,398
 ----------------------------------------------------------------------------------------------------------------
   Cash used in investing activities                                    (251,455)       (203,030)       (184,407)
 ----------------------------------------------------------------------------------------------------------------
   Change in Cash and Temporary Cash Investments                           1,379         (12,949)         32,232
   Cash and Temporary Cash Investments at Beginning of Year               40,542          53,491          21,259
 ----------------------------------------------------------------------------------------------------------------
   Cash and Temporary Cash Investments at End of Year                $    41,921     $    40,542     $    53,491
 ================================================================================================================
Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.
      Supplemental disclosures of cash flows
      Income taxes                                                   $    37,053     $    36,000     $    36,900
      Interest                                                       $    53,210     $    53,047     $    50,872
 ================================================================================================================
   The accompanying Summary of Significant Accounting Policies and Basis for Financial Statement
    Presentation and Notes to Consolidated Financial Statements are integral parts of these statements.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FEDERAL INCOME TAX
Income tax expense (benefit) is reflected as follows in the Consolidated Statement of Income:


Year Ended September 30,         1996      1995      1994
                                  (Thousands of Dollars)
Operating Expenses
   Current                     $ 27,766 $ 31,676   $ 38,403
   Deferred                      11,742   10,313      2,153
                                 39,508   41,989     40,556
Other Income
   Current                        6,559      379     (7,528)
   Deferred                      14,243      724      8,744
   Amortization of investment
     tax credits                   (941)  (1,052)    (1,074)
                                 19,861       51        142

Total Federal income tax       $ 59,369 $ 42,040   $ 40,698

The components of the Company's net deferred income tax liability reflected as Deferred Credits and Other Liabilities - Federal income tax in the Consolidated Balance Sheet are as follows:

September 30,                          1996          1995
                                     (Thousands of Dollars)
Utility property                   $ 176,565     $ 180,708
Gas production and other property     69,488        49,402
Net tax regulatory asset              26,210        28,214
Other                                  9,778       (10,442)
Net deferred income tax liability  $ 282,041     $ 247,882

The following is a reconciliation between reported income tax and tax computed at the statutory rate of 35%:

Year Ended September 30,          1996      1995      1994
                                   (Thousands of Dollars)
Computed at statutory rate     $ 63,797  $ 46,856  $ 44,828
Adjustments related to:
  Gas production tax credits     (1,962)   (2,730)   (1,303)
  Nontaxable interest income       (678)     (870)     (556)
  Amortization of investment
   tax credits                     (941)   (1,052)   (1,074)
  Other, net                       (847)     (164)   (1,197)
Total Federal income tax       $ 59,369  $ 42,040  $ 40,698
Effective income tax rate           33%       31%       32%

2.  POSTRETIREMENT BENEFITS
A. Pension: The Company has a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on years of service and compensation. The Company's funding policy for pensions is in accordance with requirements of Federal law and regulations. There were no pension contributions in 1996, 1995 and 1994. Special retirement programs were initiated in 1995 and 1994.

The calculation of net periodic pension cost follows:


Year Ended September 30,       1996       1995       1994
                                 (Thousands of Dollars)
Service cost, benefits earned
  during the year             $ 15,160   $ 11,533  $ 15,100
Special retirement charge         -         5,416     8,465
                                15,160     16,949    23,565

Interest cost on projected
  benefit obligation            37,128     35,128    29,511
Return on plan assets          (78,930)   (82,626)  (12,430)
Net amortization and deferral   31,745     34,786   (32,798)
Total pension cost            $  5,103   $  4,237  $  7,848


The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet.
Plan assets principally are investment grade common stock and fixed income securities:

September 30,                     1996             1995
                                  (Thousands of Dollars)
Actuarial present value of
  benefit obligations:
 Vested                           $(414,988)     $(401,159)
 Accumulated                      $(439,278)     $(423,434)

 Projected                        $(563,852)     $(545,825)

Plan assets at fair value         $ 608,080      $ 555,906

Plan assets in excess of
  projected benefit obligation    $  44,228      $  10,081

Unrecognized net loss (gain)
  from past experience different
  from that assumed and from
  changes in assumptions            (32,755)        10,880

Unrecognized transition asset       (27,914)       (32,566)

Accrued pension liability         $ (16,441)     $ (11,605)
Assumptions:
 Obligation discount                   7.25%          7.00%
 Asset return                          7.75%          7.50%
 Average annual increase
  in compensation                      5.50%          5.50%

B. Other - Retiree Health Care and Life Insurance: The Company sponsors noncontributory defined benefit plans under which it provides certain health care and life insurance benefits for retired employees. The Company has been funding a portion of future benefits over employees' active service lives through a Voluntary Employee Beneficiary Association (VEBA) trust. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code. The Company's policy is to fund the cost of postretirement benefits in a tax effective manner as part of its overall strategy to manage the costs of its benefit programs for employees.

Net periodic other postretirement benefit cost included the following components:

Year Ended September 30,               1996          1995
                                     (Thousands of Dollars)
Service cost, benefits earned
 during the year                     $ 3,178      $ 2,590
Interest cost on accumulated
 postretirement benefit obligation    10,673        9,958
Return on plan assets                 (9,382)      (6,746)
Net amortization and deferral         10,961        6,752

Other postretirement benefit cost    $15,430      $12,554

The following table sets forth the plans' funded status, reconciled with amounts recognized in the Company's Consolidated Balance
Sheet:


September 30,                           1996         1995
                                     (Thousands of Dollars)
Actuarial present value of accumulated
 postretirement benefit obligation
    Retirees                           $ (88,278)  $ (87,022)
    Fully eligible active plan
    participants                         (18,271)    (10,980)
  Other active plan participants         (63,762)    (56,157)
                                       $(170,311)  $(154,159)
Plan assets at fair value, primarily
 stocks and bonds                      $  93,452   $  72,638
Accumulated postretirement benefit
 obligation in excess of plan assets   $ (76,859)  $ (81,521)
Unrecognized net loss from past
 experience different from that assumed
 and from changes in assumptions          29,285      25,345
Unrecognized transition obligation        64,015      67,781

Prepaid other postretirement benefit   $  16,441   $  11,605
Assumptions:
 Obligation discount                       7.25%       7.00%
 Asset return                              7.75%       7.50%

The measurement also assumes a health care cost trend rate of 8.5% annually decreasing to 5.0% by the year 2007 and remaining at that level thereafter. A 1.0% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of September 30, 1996 and the net periodic SFAS-106 expense by approximately $23,825,000 and $1,935,000, respectively.

3.  THE HOUSTON EXPLORATION COMPANY (THEC)
Certain former employees of Fuel Resources Inc., the subsidiary of the Company that previously owned certain onshore natural gas and oil producing properties and acreage, were entitled to receive remuneration for the increase in the value of these properties should these properties be sold or transferred. These former employees were paid, and a reorganization charge of $12.0 million was recorded in operation and maintenance expense in the accompanying Consolidated Statement of Income as a result of the transfer of these properties to THEC in 1996.

In September, 1996, THEC completed an initial public offering (the
IPO) of 7,130,000 shares of its common stock at an offering price of $15.50 per share. The cash proceeds to THEC from the IPO, after deductions for commissions and offering expenses, were $101.0 million and were used to repay a portion of THEC's short-term borrowings incurred as a result of two major acquisitions in 1996 of properties and proved gas reserves for $84.7 million. One of these acquisitions also required THEC to issue, in conjunction with the IPO, 762,387 shares (the number of shares being determined by the IPO price) of its common stock as consideration for the $11.8 million portion of the acquisition's purchase price that was to be funded with THEC's stock.

Further, in September 1996, THEC issued, also in conjunction with the IPO, 145,161 shares of its common stock to its President for certain of his working interests, valued at $2.3 million, in properties owned by THEC. As a result of these three stock issuances, the Company's ownership in THEC was reduced from 100% to approximately 66% and the Company recorded a $35.4 million gain ($23.0 million after tax) in recognition of the net increase in the book value of the Company's investment in THEC.

4.  FIXED OBLIGATIONS
A. Leases: Lease costs included in operation expense were $13,894,000 in 1996, $14,706,000 in 1995 and $15,547,000 in 1994.
The future minimum lease payments under the Company's various leases, all of which are operating leases, are approximately $14,143,000 per year over the next five years and $149,547,000 in the aggregate for years thereafter.

The Company has a lease agreement with a remaining term of 15 years for its corporate headquarters.

B. Fixed Charges Under Firm Contracts: The Company has entered into various contracts for gas delivery and supply services. The contracts have remaining terms that cover from one to seventeen years. Certain of these contracts require payment of monthly charges in the aggregate amount of approximately $4.3 million per month in all events and regardless of the level of service available. Such charges are recovered as gas costs.

5.  CAPITALIZATION
A.  Common and Preferred Stock:   In 1996 and 1995, the Company
issued 1,069,128 and 1,198,305 shares of common stock for $27,407,000 and $27,974,000, respectively, under the Dividend Reinvestment and Stock Purchase Plan, the Discount Stock Purchase Plan for Employees, and the Employee Savings Plan. At September 30, 1996, 2,355,942 unissued shares of common stock were reserved for issuance under these plans. Other changes to common stock reflect the amortization of premiums paid on preferred stock redeemed in prior years which were deferred in order to reflect the ratemaking treatment. Annual amortization was approximately $155,000 in each of the past two years.

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

There are no sinking fund requirements for any Gas Facilities Revenue Bonds. The Company's 7 1/8% Series 1985 I and 7% Series 1985 II Gas Facilities Revenue Bonds became callable on December 1, 1996, at the optional redemption price of 102% of par value plus accrued interest. The Company is seeking authorization of government agencies for the call and refunding of these bond issues.

C. Other Long-Term Debt: THEC has a $150 million unsecured line of credit which for the most part supports borrowings under a revolving loan agreement. Up to $5 million of this line is available for the issuance of letters of credit to support performance guarantees. This credit facility matures on July 1, 2000. At September 30, 1996, borrowings of $65 million were outstanding under this line of credit and $1.6 million was committed under outstanding letter of credit obligations. Borrowings under this facility bear interest, at THEC's option, at rates indexed at a premium to the Federal Funds rate or LIBOR, or based on the prime rate. The interest rate on this debt was 6.5% per annum at fiscal year-end. Covenants related to this line of credit require the maintenance of certain financial ratios and involve other restrictions regarding cash dividends, the purchase or redemption of stock and the pledging of assets.

6. STOCK OPTIONS AND AWARDS
On November 15, 1995, the Company implemented the Long-Term
Performance Incentive Compensation Plan and granted 202,800 nonqualified stock options and 13,000 performance shares to officers. The number of shares of Common Stock reserved for issuance under this Plan is 1,500,000 in the aggregate; however, no more than 750,000 shares will be available for issuance pursuant to the exercise of the stock options.

The stock options were awarded at an exercise price of $27.00 (the fair market value on the grant date). They vest ratably over a three-year period from the grant date with a ten-year exercise period. The stock options were not exercisable as of September 30, 1996. The performance shares granted represent the target number of shares, as defined under the Plan, that will vest at the end of a three-year performance period ending on September 30, 1998. The actual number of performance shares to be earned is contingent upon achieving target levels of total shareholder return in relation to the Standard & Poor's Utilities Index. The actual awards will range from 0 to 200% of the target number of shares.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". This statement requires companies to either recognize compensation costs attributable to employee stock options (or similar equity instruments) in net income or, in the alternative, provide pro forma footnote disclosure on net income and earnings per share. Implementation of this statement is required in the Company's 1997 fiscal year. The Company does not anticipate that the provisions of this statement will have a material effect on the Company's net income.

7.  FINANCIAL INSTRUMENTS
A. Fair Value of Financial Instruments: The Company's long-term debt consists primarily of publicly traded Gas Facilities Revenue Bonds, the fair value of which is estimated based on quoted market prices for the same or similar issues. The fair value of these bonds at September 30, 1996 and 1995 was $660,499,600 and $673,408,300, respectively, and the carrying value was $648,500,000 in both years. Subsidiary debt is carried at an amount approximating fair value because its interest rate is based on current market rates.

The fair value of the Company's redeemable preferred stock is estimated based on quoted market prices for similar issues. At September 30, 1996 and 1995, the fair value of this stock was $4,958,300 and $5,228,800, respectively, and the carrying value was $6,600,000 and $6,900,000, respectively.

All other financial instruments included in the Consolidated
Balance Sheet are stated at amounts that approximate fair values.

B. Derivative Financial Instruments: The Company and THEC employ derivative financial instruments - natural gas futures, options and swaps - for the purpose of managing commodity price risk.

The utility tariff applicable to certain large-volume customers permits gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. The Company uses derivatives, primarily futures, to fix profit margins on specified portions of the sales to this market in line with pricing objectives. Implementation of the strategy involves establishment of long (buy) positions in gas futures contracts with offsetting short (sell) positions in oil futures contracts of equivalent energy value that are capped by
options over the same time period.   The long gas futures position
follows, generally within a range of 80% to 120%, the cost of gas to serve this market while the short oil futures position correspondingly replicates, within the same range, the selling price of gas. The Company has developed a strong sense of the relationship between gas and oil prices in the target markets, and the implementation of its strategy has satisfactorily hedged its exposure to the loss of profit margins on the desired portion of anticipated sales.

With respect to natural gas production operations, THEC generally uses swaps and standard New York Mercantile Exchange futures contracts or options to hedge the price risk related to known production plans and capabilities. These instruments include a fixed price/volume and the swaps are structured as both straight and participating swaps. In all cases, THEC pays the other parties the amount by which the floating variable price (settlement price) exceeds the fixed price and receives the amount by which the settlement price is below the fixed price.

Two participating swap contracts covering 1,860,000 and 930,000 Mcf in 1997 and 1998, respectively, are priced at $1.98 and $2.05. The volumes under these two swaps are reduced by 50% in each month where the NYMEX prices for that month exceed the fixed price under the swap contract.

The following table summarizes the notional amounts and related fair values of the Company's derivative financial instrument positions outstanding at September 30, 1996. Fair values are based on quotes for the same or similar instruments. Differences between the notional contract amounts and fair values represent implicit gains on gas contracts representing long positions or losses on oil contracts representing short positions if the instruments were settled at market.
__________________________________________________________________

 Gas
Type of      Fiscal Year  Fixed Price  Volume   Notional    Fair
Instrument   of Maturity   per Mcf      (Mcf)     Amount    Value
                                                   (in thousands)
Futures contracts 1997   $1.97-$2.39  13,630,000  $30,447  $30,613
Options           1997   $2.30-$3.00   3,020,000  $   -    $   964
Swap contracts    1997   $1.53-$2.09  16,858,000  $32,219  $32,165
                  1998   $1.53-$2.09   4,280,000  $ 8,054  $ 8,166

 Oil
Type of      Fiscal Year  Fixed Price  Volume   Notional    Fair
Instrument   of Maturity  per Gallon  (Gallons)  Amount    Value
                                                   (in thousands)
Futures contracts 1997   $0.49-$0.58 122,556,000  $66,297  $81,530
                  1998      $0.52      6,342,000  $ 3,315  $ 3,592
Options           1997   $0.13-$0.22  63,672,000  $   211  $ 1,018
__________________________________________________________________

Futures contracts expire and are renewed monthly. As of September 30, 1996, no such contract extended beyond January 1998. Further, swaps contracts are settled monthly and extend through March 1998. Margin deposits with brokers at September 30, 1996 and 1995 amounted to $23,619,000 and $1,662,400, respectively, and are recorded in Other in the current assets section of the balance sheet. Deferred gains (losses) on closed positions were $1,330,000 and ($748,000) at September 30, 1996 and 1995, respectively.

The Company and THEC are exposed to credit risk in the event of nonperformance by counterparties to derivative contracts, as well as nonperformance by the counterparties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures, options and swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk.

8.  INVESTMENT IN IROQUOIS PIPELINE
A Company subsidiary, North East Transmission Co., Inc. (NETCO), owns a 19.4% partnership interest in Iroquois Gas Transmission System, L.P. (Iroquois). Iroquois owns a 375-mile pipeline
extending from Canada to the Northeast United States.   NETCO's
investment in Iroquois was $35.4 million at September 30, 1996.

In 1992 Iroquois was informed that Federal criminal and civil investigations of the construction of certain of its pipeline facilities had been commenced. The investigations were to determine whether Iroquois violated various environmental and other laws in the construction of such facilities. In addition, beginning in late 1993, Iroquois was informed by the Federal Energy Regulatory Commission (FERC), the Army Corps of Engineers, the U.S. Department of Transportation (DOT) and the New York State Public Service Commission that each of these agencies had also commenced investigations regarding the construction of pipeline facilities.

On May 23, 1996, as part of a comprehensive resolution of these investigations, Iroquois Pipeline Operating Company (IPOC), the operator of the pipeline, pleaded guilty to four felony violations of the Clean Water Act and entered into consent decrees under the Clean Water Act in four federal judicial districts. Although not a named defendant, Iroquois signed the plea agreement and consent decrees and is bound by their terms. Iroquois also entered into a related settlement with the State of New York. Under these various agreements, Iroquois and IPOC agreed to pay $22 million in fines and penalties, agreed to remediate 27 wetlands along the length of the pipeline, and agreed to implement under FERC and DOT orders two ten-year plans to address certain ground stability and pipeline safety concerns. Iroquois also entered into a separate settlement with the FERC. In September 1995, a provision was made in the Company's Consolidated Statement of Income for NETCO's share of the estimated settlement costs. This provision was adequate to account for NETCO's share of the above costs.

9.  ENVIRONMENTAL MATTERS
Historically, the Company, or predecessor entities to the Company, owned or operated several former manufactured gas plant (MGP) sites. These sites have been identified for the New York State Department of Environmental Conservation (DEC) for inclusion on appropriate waste site inventories. In certain circumstances, former MGP sites can give rise to environmental cleanup responsibilities for the Company.

Two MGP sites are under active consideration by the Company. One site, which is located on property still owned by the Company, is the former Coney Island MGP facility located in Brooklyn, New York. This site is the subject of continuing interim remedial action under the direction of the U.S. Coast Guard. The Company executed a consent order with the DEC addressing the overall remediation of the Coney Island site in accordance with state law. A schedule of investigative and cleanup activities is being developed, leading to a cleanup over the next several years. The other site currently is owned by the City of New York (City). The Company and the City are discussing a mutual approach to sharing potential environmental responsibility for this site. The Company believes it is likely that, at a minimum, investigative costs will be incurred by the

Company with respect to that site.

Based upon the Coney Island site consent order and the estimated costs of investigation of the City site, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, based upon current information, primarily for the Coney Island site. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time.

As of September 30, 1996, the Company had an unpaid liability of $28.4 million. By order issued February 16, 1995, the PSC approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter. Recovery of these costs began in fiscal year 1995, and is conditioned upon absence of a PSC determination that such costs have not been reasonably or prudently incurred. In addition, the Company must demonstrate that it has taken all reasonable steps to obtain cost recovery from all available funding sources, including other responsible parties and insurance sources.

Moreover, the rate agreement that became effective on October 1, 1996, described in "Rate and Regulatory Matters" of Management's Discussion and Analysis of Results of Operations and Financial Condition, provides, among other things, that if the total cost of investigating and remediating the Coney Island site plus the cost of investigating the City site varies from the amount originally accrued for these activities, the Company will retain or absorb 10% of the variation. Under the rate agreement, similar ratemaking treatment will be available for any additional accrued liabilities for other MGP sites, should such accrual be required.

NOTE 10.  SUPPLEMENTAL GAS AND OIL DISCLOSURES (Unaudited)

This information includes amounts attributable to a 34% minority interest in THEC at September30, 1996. In addition, gas and oil operations, and reserves, were predominantly located in the United States in all years.

CAPITALIZED COSTS RELATING TO GAS AND OIL PRODUCING ACTIVITIES
---------------------------------------------------------------------------
September 30,                                               1996      1995
----------------------------------------------------------------------------
                                                      (Thousands of Dollars)
Unproved properties not being amortized                  $60,137   $35,082
Properties being amortized-productive and nonproductive  441,024   299,398
---------------------------------------------------------------------------
Total capitalized costs                                  501,161   334,480
Accumulated depletion                                   (160,128) (132,809)
---------------------------------------------------------------------------
  Net capitalized costs                                 $341,033  $201,671
---------------------------------------------------------------------------
At September 30, 1996 and 1995, the Company had an immaterial deficiency in its asset ceiling test; however, such deficiency was eliminated by subsequent increases in the price of natural gas.

The following is a break-out of the costs (in thousands of dollars) which are excluded from the amortization calculation as of September 30, 1996, by year of acquisition: 1996-$36,557; 1995-$13,312; and prior years-$10,268.
The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected these costs will be evaluated within the next five years.

COSTS INCURRED IN PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT
 ACTIVITIES
-------------------------------------------------------------------
                              1996      1995      1994
-------------------------------------------------------------------
                               (Thousands of Dollars)
Acquisition of properties-
  Unproved properties      $24,577   $10,996   $11,022
  Proved properties         89,828    14,983    28,370
Exploration                 20,828     5,907    18,961
Development                 31,005    37,953     9,781
------------------------------------------------------------------
Total costs incurred      $166,238   $69,839   $68,134
------------------------------------------------------------------


RESULTS OF OPERATIONS FROM GAS AND OIL PRODUCING ACTIVITIES
------------------------------------------------------------------
                                1996      1995       1994
------------------------------------------------------------------
                                 (Thousands of Dollars)
Revenues from gas and oil
  producing activities-
Sales to unaffiliated parties  $50,431   $40,810   $41,185
Sales to affiliates                 -         -      2,023
------------------------------------------------------------------
Revenues                        50,431    40,810    43,208
------------------------------------------------------------------
Production and lifting costs     8,860     5,762     5,360
Depletion                       27,368    22,906    24,978
------------------------------------------------------------------
  Total expenses                36,228    28,668    30,338
------------------------------------------------------------------
Income before taxes             14,203    12,142    12,870
Income taxes                     3,037     1,957     3,306
------------------------------------------------------------------
Results of gas and oil producing
  activities (excluding corporate
  overhead and interest costs) $11,166   $10,185    $9,564
==================================================================

The gas and oil reserves information is based on estimates of proved reserves attributable to the Company's interest as of September 30 for each of the years presented. These estimates principally were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The standardized measure of discounted future net cash flows was prepared by applying year-end prices of gas and oil to the Company's proved reserves, except for those reserves devoted to future production that is hedged. These reserves are priced at their respective hedged amount. The standardized measure does not purport, nor should it be interpreted, to present the fair value of the Company's gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

RESERVE QUANTITY INFORMATION
Natural Gas (MMcf)
---------------------------------------------------------------
                                    1996       1995     1994
---------------------------------------------------------------
Proved Reserves-
  Beginning of Year                195,055   142,858   108,847
  Revisions of previous estimates     (354)   13,539    (2,297)
  Extensions and discoveries        13,139    38,985    25,890
  Production                       (26,435)  (21,822)  (22,814)
  Purchases of reserves in place   134,325    21,495    34,931
  Sales of reserves in place        (1,189)     -       (1,699)
---------------------------------------------------------------
Proved Reserves-
  End of Year                      314,541   195,055   142,858
---------------------------------------------------------------
Proved Developed Reserves-
  Beginning of Year                151,594   110,225   100,454
---------------------------------------------------------------
  End of Year                      222,522   151,594   110,225
===============================================================

Crude Oil, Condensate and Natural Gas Liquids (MBbls)
---------------------------------------------------------------
                                      1996      1995      1994
---------------------------------------------------------------
Proved Reserves-
  Beginning of Year                  1,162       807       443
  Revisions of previous estimates     (148)      245      (140)
  Extensions and discoveries           182       155       155
  Production                          (136)     (148)      (96)
  Purchases of reserves in place       294      103       495
  Sales of reserves in place          (106)       -        (50)
---------------------------------------------------------------
Proved Reserves-
  End of Year                        1,248     1,162       807
---------------------------------------------------------------
Proved Developed Reserves-
  Beginning of Year                    974       543       407
---------------------------------------------------------------
  End of Year                        1,040       974       543
---------------------------------------------------------------

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED GAS AND OIL RESERVES

---------------------------------------------------------------
                                1996      1995
---------------------------------------------------------------

                           (Thousands of Dollars)
Future cash flows           $554,798  $314,627
Future costs-
  Production                 (89,303)  (57,941)
  Development                (60,926)  (29,948)
---------------------------------------------------------------
Future net inflows
  before income tax          404,569   226,738
Future income taxes          (59,623)  (43,705)
---------------------------------------------------------------
Future net cash flows        344,946   183,033
10% discount factor          (85,688)  (49,512)
---------------------------------------------------------------
Standardized measure of
  discounted future net
  cash flows                $259,258  $133,521
---------------------------------------------------------------

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES

----------------------------------------------------------------
                                    1996      1995      1994
----------------------------------------------------------------
                                      (Thousands of Dollars)
Standardized measure-
  beginning of year               $133,521  $108,134  $110,406
Sales and transfers, net of
  production costs                 (41,571)  (35,048)  (37,848)
Net change in sales and
  transfer prices, net of
  production costs                  44,719    (2,786)  (25,005)
Extensions and discoveries and
  improved recovery, net of
  related costs                     18,894    28,868    15,536
Changes in estimated future
  development costs                 (4,798)   (2,351)   (1,016)
Development costs incurred
  during the period that reduced
  future development costs          15,056    10,360     6,381
Revisions of quantity estimates     (2,338)   13,858    (2,917)
Accretion of discount               16,880    11,763    12,397
Net change in income taxes          21,026    (7,856)    4,001
Purchases of reserves in place      94,945    15,176    27,561
Sales of reserves in place             -         -      (2,110)
Changes in production rates

  (timing) and other               (37,076)   (6,597)      748
------------------------------------------------------------------
Standardized measure-end
  of year                         $259,258  $133,521  $108,134
------------------------------------------------------------------

Average Sales Prices and Production Costs - Per Unit
------------------------------------------------------------------
For the year ended September 30,      1996      1995     1994
------------------------------------------------------------------
Average Sales Price*
     Natural Gas ($/MCF)              2.11      1.47      1.97

     Oil, Condensate and Natural
      Gas Liquid ($/Bbl)             19.21     16.92     15.63

Production Cost Per
 Equivalent MCF ($)                    .32       .25       .23
------------------------------------------------------------------

Acreage
------------------------------------------------------------------
As of September 30, 1996              Gross               Net
------------------------------------------------------------------
Producing                           258,798           160,154
Undeveloped                         111,087            88,554
------------------------------------------------------------------

Number of Producing Wells
------------------------------------------------------------------
As of September 30, 1996              Gross             Net
------------------------------------------------------------------
Gas Wells                             1,114             678
Oil Wells                                11               3
------------------------------------------------------------------

Drilling Activity (Net)
------------------------------------------------------------------
                          For the year ended September 30,
                      1996             1995               1994
           Pro-                  Pro-              Pro-
           ducing   Dry  Total   ducing Dry Total  ducing Dry Total

Net Develop-
mental Wells  10.1   0.8   10.9   10.0  3.4  13.4   6.6    -   6.6
Net Explora-
tory Wells     2.1   3.4    5.5    1.4  0.4   1.8   2.5   1.2  3.7
-------------------------------------------------------------------

Wells in Process
As of September 30, 1996              Gross             Net
Exploratory                             4.0             1.1
Developmental                           2.0             1.1
-------------------------------------------------------------------

* Represents the cash price received which excludes the effect of any hedging transactions.

SUPPLEMENTARY INFORMATION (UNAUDITED)

QUARTERLY INFORMATION

                  SUMMARY OF QUARTERLY INFORMATION

The following is a table of financial data for each quarter of fiscal 1996 and 1995. The Company's business is influenced by seasonal weather conditions and the timing of approved base utility tariff rate changes. The effect on utility earnings of variations in revenues caused by abnormal weather is largely mitigated by operation of a weather normalization adjustment contained in the Company's tariff.

=========================================================================
                           First       Second      Third       Fourth
                           Quarter     Quarter     Quarter     Quarter
=========================================================================
                    (Thousands of Dollars Except Per Share Data)
1996
  Operating revenues        398,083     595,438     254,311     184,170
  Operating income(loss)     57,400      88,505       5,495     (20,842)(a)
  Gains on sale of subsidiary
    stock and Canadian plant
    (after taxes)               -           -           -        33,539
  Income (loss) applicable
    to common stock          44,624      74,413      (4,561)      8,109
  Per common share:
    Earnings (loss) (b)        0.91        1.51       (0.09)       0.16
    Dividends declared       0.3550      0.3550      0.3550      0.3550
--------------------------------------------------------------------------
1995
  Operating revenues        358,348     481,615     217,696     158,625
  Operating income(loss)     54,580      85,364       5,650     (10,250)
  Income (loss) applicable
    to common stock          42,753      73,555      (6,188)    (18,622)
  Per common share:
    Earnings (loss) (b)        0.90        1.53       (0.13)      (0.38)
    Dividends declared       0.3475      0.3475      0.3475      0.3475
=========================================================================

(a) Includes a subsidiary reorganization charge of $7.8 million after taxes.
(b) Quarterly earnings per share are based on the average number of shares outstanding during the quarter. Because of the increasing number of common shares outstanding in each quarter, the sum of quarterly earnings per share does not equal earnings per share for the year.


                  SUMMARY OF QUARTERLY STOCK INFORMATION

============================================================================
                                    First       Second     Third     Fourth
                                    Quarter     Quarter    Quarter   Quarter
============================================================================
1996
  High                              29 5/8      29 7/8     27 1/2    28 1/8
  Low                               24 5/8      25 3/4     24 7/8    24 7/8
  Close                             29 1/4      26 3/4     27 1/4    27 7/8
  Shares Traded (000)               3,710       3,884      5,121     3,592
----------------------------------------------------------------------------
1995
  High                              25 3/8      24 3/4     26 3/8    26 3/8
  Low                               21 1/2      22         23 3/4    23 1/4
  Close                             22 1/4      24 1/8     26 1/4    24 5/8
  Shares Traded (000)               2,695       3,977      2,543     3,219
============================================================================

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

                           Part   III

Item 10.  Directors and Executive Officers of the Registrant

         Information regarding the Company's directors is incorporated herein by reference to pages 33 through 39 of the Company's
Prospectus/Proxy Statement, dated December 20, 1996, for its Annual Meeting of Shareholders to be held on February 6, 1997.

         Information regarding the Company's executive officers, who are elected annually by the directors, is found on page 52 hereof.

Item 11.  Executive Compensation

         Information regarding compensation of the Company's executive officers is incorporated herein by reference to pages 39 through 47 of the Company's Prospectus/Proxy Statement, dated December 20,
1996, for its Annual Meeting of Shareholders to be held on February
6, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

         Information regarding beneficial ownership and management ownership is incorporated herein by reference to "Proposal (2) - Election of Directors of Brooklyn Union" in the Company's Prospectus/Proxy Statement, on pages 37 and 38, dated December 20, 1996, for its Annual Meeting of Shareholders to be held on February 6, 1997.

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

                          Part   IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)   1.  All Financial Statements
                                                       Page in
                                                      Form 10-K

Report of Independent Public Accountants                   26

Summary of Significant Accounting Policies and
  Basis of Financial Statement Presentation                27

Consolidated Statement of Income for the Years
  Ended September 30, 1996, 1995 and 1994                  30

Consolidated Statement of Retained Earnings for
  the Years Ended September 30, 1996, 1995
   and 1994                                                30

Consolidated Balance Sheet at September 30, 1996
  and 1995                                                 31

Consolidated Statement of Capitalization at
  September 30, 1996 and 1995                              32

Consolidated Statement of Cash Flows for the
  Years Ended September 30, 1996, 1995 and 1994            33


Notes to Consolidated Financial Statements                 34

(a)   2.  Financial Statement Schedules

The following additional data should be read in conjunction with the financial statements included in Part II, Item 8. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

Executive Officers of the Registrant
------------------------------------
All Executive Officers serve one-year terms.

                                 Age as of
                                 Sept. 30,  Period Served
Name and Position                  1996     In Such Capacity Business Experience in Past 5 Years

Robert B. Catell, Chairman           59     1996 to Present  Chairman and Chief Executive Officer
and Chief Executive Officer                 1991 to 1996     President and Chief Executive Officer
                                            1990 to 1991     President and Chief Operating Officer

Craig G. Matthews, President         53     1996 to Present  President and Chief Operating Officer
and Chief Operating Officer                 1994 to 1996     Executive Vice President
                                            1991 to 1994     Executive Vice President and Chief
                                                             Financial Officer
                                             1988 to 1991    Group Senior Vice President and Chief
                                                             Financial Officer


Helmut W. Peter                      64     1996 to Present  Vice Chairman
Vice Chairman                               1992 to 1996     Executive Vice President
                                            1991 to 1992     Executive Vice President and Chief
                                                             Engineer
                                            1988 to 1991     Group Senior Vice President and
                                                             Chief Engineer

Anthony J. DiBrita                   55     1992 to Present  Senior Vice President
Senior Vice President                       1989 to 1992     Vice President

Vincent D. Enright, Senior Vice      52     1994 to Present  Senior Vice President and Chief
President and Chief Financial                                Financial Officer
Officer                                     1992 to 1994     Senior Vice President
                                            1984 to 1992     Vice President

William K. Feraudo                   46     1994 to Present  Senior Vice President
Senior Vice President                       1989 to 1994     Vice President

Wallace P. Parker, Jr.               47     1994 to Present  Senior Vice President
Senior Vice President                       1990 to 1994     Vice President

Lenore F. Puleo                      43     1994 to Present  Senior Vice President
Senior Vice President                       1990 to 1994     Vice President

Maurice K. Shaw, Senior Vice         57     1993 to Present  Senior Vice President and Corporate
President and Corporate Affairs Officer                      Affairs Officer
                                            1987 to 1993     Senior Vice President and Chief
                                                             Marketing Officer

Edward J. Sondey                     58     1992 to Present  Senior Vice President
Senior Vice President                       1981 to 1992     Vice President


Tina G. Barber, Vice President       47     1994 to Present  Vice President and Chief
and Chief Information Officer                                Information Officer
                                            1992 to 1994     Vice President

Richard M. Desmond, Vice             62     1992 to Present  Vice President, Comptroller and
President, Comptroller and                                   Chief Accounting Officer
Chief Accounting Officer                    1984 to 1992     Vice President and Comptroller

Robert H. Preusser, Vice President   59     1992 to Present  Vice President and Chief Engineer
and Chief Engineer                          1987 to 1992     Vice President

Roger J. Walz, Vice President        51     1990 to Present  Vice President and General Auditor
and General Auditor

Robert R. Wieczorek, Vice President, 54     1994 to Present  Vice President, Secretary
Secretary and Treasurer                                      and Treasurer

                                            1989 to 1994     Vice President, Treasurer, and
                                                             Assistant Secretary

(a)  3.   Exhibits
(3)  Articles of incorporation and by-laws

By-laws of the Company, dated February 1, 1996, duly filed in December 1996 as Exhibit 3(b) on KeySpan Energy Corporation's
    Form S-4.

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

Official Statement, dated January 15, 1996, respective of
   $153,500,000 of the New York State Energy Research and
   Development Authority, 5 1/2% Gas Facilities Revenue Bonds
   Series 1996, replacing $98,500,000 Series 1985A and $55,000,000
   Series 1985.

Participation Agreement, dated January 1, 1996, between the New
   York Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds
   Series 1996.

Indenture of Trust, dated January 1, 1996, between The New York
   State Energy Research and Development Authority and Chemical
   Bank, as Trustee, relating to the Gas Facilities Revenue
   Bonds Series 1996.

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

Long-Term Performance Incentive Compensation Plan, dated November
   15, 1995.

(11) Statement re:  Computation of per share earnings.  See Part
      II, Item 8., "Financial Statements and Supplementary Data-
      Consolidated Statement of Income for the Years Ended
      September 30, 1995, 1994 and 1993," for information required by this item.

(12) Statement re: Computation of consolidated ratio of earnings to fixed charges

(21) Subsidiaries of the registrant

(23) Consents of experts

(27) Financial data schedule

(b)   Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended
September 30, 1996.

                                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated on December 11, 1996.

                                       THE BROOKLYN UNION GAS COMPANY


           Signature                           Title

    s/Robert B. Catell               Chairman and Chief Executive
    (Robert B. Catell)                  Officer

    s/Craig G. Matthews              President and Chief Operating
    (Craig G. Matthews)                 Officer

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

    s/James Q. Riordan               Director
    (James Q. Riordan)

    s/Charles Uribe                  Director
    (Charles Uribe)