Form 10-K/A
period 1996-09-30
BROOKLYN UNION GAS CO
filed 1997-01-09
CIK 14525

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                           FORM 10-K/A
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended           September 30, 1996
                               OR
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
     Aggregate market value of registrant's voting Common Stock held by non-affiliates as of December 16, 1996 was approximately $1.5 billion.
     On December 18, 1996 the Company had 49,993,378 shares of Common Stock outstanding.
              DOCUMENTS INCORPORATED BY REFERENCE
                                                        Part of
Documents                                               Form 10-K
Proxy Statement dated December 30, 1996                 Part III

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


               AMENDMENT TO APPLICATION OR REPORT
            Filed pursuant to Section 12, 13 or 15(d)
             of the Securities Exchange Act of 1934


                         Amendment No. 1

     The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "Form 10-K") as set forth in the pages attached hereto:

     Item 10 - Directors and Executive Officers of the
               Registrant.

     Item 11 - Executive Compensation.

     Item 12 - Security Ownership of Certain Beneficial Owners and Management.

     Item 14 - Exhibit 99, Shareholder Letter Dated December
               30, 1996 Including the Attachment, Announcing the Agreement Dated December 29, 1996
               Between the Company, Long Island Lighting
               Company and NYECO Corp.

             - Schedule of Valuation and Qualifying Accounts.

                     Part   III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding the Company's directors is incorporated herein by reference to pages 2 through 8 of the Company's Proxy Statement, dated December 30, 1996, for its
Annual Meeting of Shareholders to be held on February 6, 1997.

     Information regarding the Company's executive officers, who are elected annually by the directors, is found on page 52 hereof.

Item 11.  Executive Compensation

     Information regarding compensation of the Company's executive officers is incorporated herein by reference to pages 8 through 16 of the Company's Proxy Statement, dated December 30,
1996, for its Annual Meeting of Shareholders to be held on February 6, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information regarding beneficial ownership and management ownership is incorporated herein by reference to "Proposal 1 - Election of Directors" in the Company's Proxy Statement, on pages 6 and 7, dated December 30, 1996, for its Annual Meeting of Shareholders to be held on February 6, 1997.

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
(3)  Articles of incorporation and by-laws

     By-laws of the Company, dated February 1, 1996, duly filed in December 1996 as Exhibit 3(b) to KeySpan Energy
     Corporation's Form S-4.

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

     Long-Term Performance Incentive Compensation Plan, dated
          November 15, 1995.

(11) Statement re:  Computation of per share earnings.  See Part
          II, Item 8., "Financial Statements and Supplementary
          Data - Consolidated Statement of Income for the Years
          Ended September 30, 1996, 1995 and 1994," for information required by this item.

(12) Statement re: Computation of consolidated ratio of earnings to fixed charges

(21) Subsidiaries of the registrant

(23) Consents of experts

(27) Financial data schedule

(99) Shareholder Letter dated December 30, 1996 including the attachment, announcing the agreement dated December 29, 1996 between the Company, Long Island Lighting
          Company and NYECO Corp.

(b)   Reports on Form 8-K:
There were no reports filed on Form 8-K during the quarter ended
September 30, 1996. There was an 8-K filed on December 29, 1996 pertaining to the agreement entered into between the Company, Long Island Lighting Company and NYECO Corp.

                      THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                 (Thousands of Dollars)

           COLUMN A                COLUMN B         COLUMN C        COLUMN D          COLUMN E
                                  Balance at      Additions                          Balance at
                                  Beginning       Charged to                           End of
     Description                  of Period        Expense         Deductions          Period
______________________________   ____________   ______________   ______________    ______________
Year Ended September 30, 1996
  Allowance for uncollectible
    accounts                         $13,730          $20,676          $18,790 (a)       $15,616
                                 ____________   ______________   ______________    ______________

   Reserve for injuries and damages
          Public Liability            $5,900           $5,788           $3,412 (b)        $8,276
          Workers' Compensation        1,590              450            1,193 (b)           847
                                 ____________   ______________   ______________    ______________
                                      $7,490           $6,238           $4,605            $9,123
                                 ____________   ______________   ______________    ______________

Year Ended September 30, 1995
  Allowance for uncollectible
    accounts                         $14,963          $17,494          $18,727 (a)       $13,730
                                 ____________   ______________   ______________    ______________

   Reserve for injuries and damages
          Public Liability            $5,350           $4,368           $3,818 (b)        $5,900
          Workers' Compensation        1,425              500              335 (b)         1,590
                                 ____________   ______________   ______________    ______________
                                      $6,775           $4,868           $4,153            $7,490
                                 ____________   ______________   ______________    ______________

Year Ended September 30, 1994
  Allowance for uncollectible
    accounts                         $14,212          $18,737          $17,986 (a)       $14,963
                                 ____________   ______________   ______________    ______________

   Reserve for injuries and damages   $6,816           $3,447           $3,488 (b)        $6,775
                                 ____________   ______________   ______________    ______________

(a) Write-off of bad debts, net of recoveries.
(b) Cost of injury and damage claims.

                            SIGNATURE


     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: January 8, 1997

                                   THE BROOKLYN UNION GAS COMPANY

                              By:  /s/ Richard M. Desmond
                                   Richard M.Desmond
                                   Vice President, Comptroller
                                   and Chief Accounting Officer