Form 10-Q
period 1996-12-31
BROOKLYN UNION GAS CO
filed 1997-02-18
CIK 14525

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at February 1, 1997

     $.33 1/3 par value                     50,074,596

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                        Page No.

          Condensed Consolidated Balance Sheet -
          December 31, 1996 and 1995, and September 30,
          1996                                              3

          Condensed Consolidated Statement of Income -
          Three and Twelve Months Ended December 31,
          1996 and 1995                                     4

          Condensed Consolidated Statement of Cash Flows -
          Three and Twelve Months Ended December 31,
          1996 and 1995                                     5

          Notes to Condensed Consolidated Financial
          Statements                                        6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition            11

          Review of Independent Public Accountants         18

          Report of Independent Public Accountants         19

Part II.  Other Information

          Item 1 - Legal Proceedings                       20

          Item 4 - Submission of Matters to a Vote
                   of Security Holders                     20

          Item 6 - Exhibits and Reports on Form 8-K        20


Signatures                                                 22

                                             THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------
                                                     December 31,             December 31,            September 30,
                                                         1996                     1995                     1996
                                                    (Unaudited)              (Unaudited)               (Audited)
---------------------------------------------------------------------------------------------------------------------
                                                                         (Thousands of Dollars)
Assets
Property
  Utility, at cost                            $     1,786,688           $    1,700,034           $    1,782,440
  Accumulated depreciation                           (428,445)                (398,481)                (429,476)
  Gas exploration and production, at cost             538,551                  372,939                  510,568
  Accumulated depletion                              (176,814)                (143,616)                (165,414)
---------------------------------------------------------------------------------------------------------------------
                                                    1,719,980                1,530,876                1,698,118
---------------------------------------------------------------------------------------------------------------------
Investments in Energy Services                        113,183                  122,187                  115,529
---------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and temporary cash investments                  44,485                    7,582                   41,921
  Accounts receivable                                 334,106                  327,379                  172,843
  Allowance for uncollectible accounts                (16,781)                 (14,997)                 (15,616)
  Gas in storage, at average cost                      81,658                   64,596                   91,813
  Materials and supplies, at average cost              12,691                   14,591                   12,089
  Prepaid gas costs                                    10,881                    8,031                   11,945
  Other                                                39,754                   30,431                   38,888
---------------------------------------------------------------------------------------------------------------------
                                                      506,794                  437,613                  353,883
Deferred Charges                                      120,230                  162,071                  122,073
---------------------------------------------------------------------------------------------------------------------
                                              $     2,460,187           $    2,252,747           $    2,289,603
=====================================================================================================================
Capitalization and Liabilities
Capitalization
  Common stock, $.33 1/3 par value stated at  $       554,907           $      529,688           $      549,835
  Retained earnings                                   382,430                  331,276                  355,973
---------------------------------------------------------------------------------------------------------------------
     Total common equity                              937,337                  860,964                  905,808
  Preferred stock, redeemable                           6,600                    6,900                    6,600
  Long-term debt                                      712,031                  723,223                  712,013
---------------------------------------------------------------------------------------------------------------------
                                                    1,655,968                1,591,087                1,624,421
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                    179,857                  119,301                  143,561
  Dividends payable                                    18,924                   17,799                   18,229
  Commercial paper                                     28,000                   23,000                      -
  Taxes accrued                                        42,456                   32,145                   10,905
  Customer deposits                                    22,699                   22,397                   21,881
  Customer budget plan credits                         26,993                   41,088                    8,892
  Interest accrued and other                           32,547                   50,179                   37,244
---------------------------------------------------------------------------------------------------------------------
                                                      351,476                  305,909                  240,712
---------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Federal income tax                                  286,818                  250,224                  282,041
  Unamortized investment tax credits                   19,738                   20,711                   20,007
  Other                                                65,755                   84,816                   43,573
---------------------------------------------------------------------------------------------------------------------
                                                      372,311                  355,751                  345,621
---------------------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Company                80,432                      -                     78,849
---------------------------------------------------------------------------------------------------------------------
                                              $     2,460,187           $    2,252,747           $    2,289,603
=====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                        Three Months                     Twelve Months
                                      Ended December 31,               Ended December 31,
                                      1996           1995              1996            1995
---------------------------------------------------------------------------------------------------------------------
                                           (Thousands of Dollars, Except Per Share Data)
Operating Revenues
   Utility sales and
      transportation             $     405,482   $   372,551     $    1,362,397   $  1,164,063
   Gas production and other             41,244        25,532            114,314         87,983
---------------------------------------------------------------------------------------------------------------------
                                       446,726       398,083          1,476,711      1,252,046
Operating Expenses
   Cost of gas                         197,536       160,303            647,287        471,737
   Operation and maintenance           101,877       101,302            421,399        390,749
   Depreciation and depletion           24,982        18,081             92,601         71,788
   General taxes                        41,439        38,722            145,912        136,662
   Federal income tax                   23,434        22,275             41,104         42,681
---------------------------------------------------------------------------------------------------------------------
Operating Income                        57,458        57,400            128,408        138,429
Other Income (Expense)
   Income from equity investments        2,290         1,707             12,196          9,639
   Gain on sale of investment in
      Canadian plant                       -             -               16,160            -
   Gain on sale of subsidiary stock        -             -               35,437            -
   Minority interest in earnings
      of subsidiary                     (1,583)          -               (1,583)           -
   Other, net                             (777)          214              1,440             22
   Federal income tax                     (883)         (577)           (20,155)          (423)
---------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges          56,505        58,744            171,903        147,667
---------------------------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                       10,545        12,922             43,928         48,793
   Other                                 1,159         1,115              4,972          5,171
---------------------------------------------------------------------------------------------------------------------
                                        11,704        14,037             48,900         53,964
---------------------------------------------------------------------------------------------------------------------
Net Income                              44,801        44,707            123,003         93,703
Dividends on Preferred Stock                79            83                320            334
---------------------------------------------------------------------------------------------------------------------
Income Available for
   Common Stock                  $      44,722   $    44,624     $      122,683   $     93,369
=====================================================================================================================

Per Share of Common Stock        $        0.90   $      0.91     $         2.47   $       1.92
=====================================================================================================================

Dividends Declared per Share
   of Common Stock               $       0.365   $     0.355     $        1.430   $      1.398
=====================================================================================================================

Average Common Shares
   Outstanding                      49,941,590    48,946,893         49,614,109     48,510,260
=====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                                        THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                         (Unaudited)
                                                             Three Months             Twelve Months
                                                            Ended December 31,      Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                            1996        1995        1996          1995
---------------------------------------------------------------------------------------------------------------------
                                                                     (Thousands of Dollars)

OPERATING ACTIVITIES
 Net income                                               $   44,801  $   44,707  $   122,003  $    93,703
 Adjustments to reconcile net income
      to net cash provided by operating activities:
   Depreciation and depletion                                 25,911      18,861       90,117       75,955
   Deferred Federal income tax                                 4,558       3,571       29,019       13,397
   Gain on sale of investment in Canadian operations             -           -        (16,160)         -
   Gain on sale of subsidiary stock                              -           -        (35,437)         -
   Income from energy services investments                    (2,290)     (1,707)     (13,196)      (9,639)
   Dividends received from energy services investments           910       2,497        9,633        5,146
   Minority interest in earnings of subsidiary                 1,583         -          1,583          -
   Allowance for equity funds used during construction          (109)       (366)        (716)      (1,396)
   Change in accounts receivable, net                       (152,988)   (180,324)       4,268        6,204
   Change in accounts payable                                 28,188      15,445       43,738      (31,997)
   Gas inventory and prepayments                              11,219      31,908      (19,912)      24,779
   Other                                                      71,914      55,300       24,976       19,241
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities               33,697     (10,108)     240,916      195,393
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Sale of common stock                                        5,601       7,140       25,328       28,276
   Proceeds from sale of subsidiary stock                        -           -        101,041          -
   Issuance of long-term debt                                    -         2,654      153,500        9,743
   Commercial paper, net                                      28,000      23,000        5,000       19,000
---------------------------------------------------------------------------------------------------------------------
                                                              33,061      32,794      284,869       57,019
   Repayments
    Preferred stock                                               -           -          (300)        (300)
    Long-term debt                                                -           -      (163,223)         -
---------------------------------------------------------------------------------------------------------------------
                                                              33,061      32,794      121,346       56,719
    Dividends paid                                           (18,343)    (17,139)     (71,819)     (67,969)
    Other                                                        125          11          (22)          51
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities               14,843      15,666       49,505      (11,199)
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Capital expenditures (excluding allowance
      for equity funds used during construction)             (49,074)    (39,115)    (311,266)    (201,943)
    Proceeds from sale of investment in Canadian Plant           -           -         26,938          -
    Partnership distribution 1996 and other                    3,098         597       30,810       11,667
---------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                            (45,976)    (38,518)    (253,518)    (190,276)
---------------------------------------------------------------------------------------------------------------------
Change in Cash and Temporary Cash Investments                  2,564     (32,960)      36,903       (6,082)
Cash and Temporary Cash Investments at Beginning of Period    41,921      40,542        7,582       13,664
---------------------------------------------------------------------------------------------------------------------
Cash and Temporary Cash Investments at End of Period      $   44,485  $    7,582  $    44,485  $     7,582
=====================================================================================================================
Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.
Supplemental disclosures of cash flows
   Income taxes                                           $       -   $       -   $    37,053  $    36,000
   Interest                                               $   12,007  $   16,709  $    50,196  $    52,724

See accompanying notes to condensed consolidated financial statements.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1996 and 1995, and the results of operations for the three and twelve month periods ended December 31, 1996 and 1995, and cash flows for the three and twelve month periods ended December 31, 1996 and 1995. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

     As permitted by the rules and regulations of the Securities and Exchange Commission, the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

     The Company's gas distribution business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales. Accordingly, results of operations historically are most favorable in the second quarter (three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter. Results for the third quarter are marginally unprofitable, and losses are usually incurred in the fourth quarter. Results of operations may also be affected by the timing and comparative amounts of base tariff rate changes. Therefore, the interim Condensed Consolidated Statement of Income should not be taken as a prediction for any future period.

     The Company's tariff contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather.

2.   ENVIRONMENTAL MATTERS

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

     Based upon the Coney Island site consent order and the estimated costs of investigation of the City site, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, based upon current information, primarily for the Coney Island site. This amount includes approximately $5.7 million of costs expended as of December 31, 1996. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time.

     As of December 31, 1996, the Company had an unpaid liability of $28.4 million. By order issued February 16, 1995, the New York State Public Service Commission (PSC) approved the Company's July 1993 petition to defer the costs associated with environmental site investigation and remediation incurred in 1993 and thereafter. Recovery of these costs began in fiscal 1995 and is conditioned upon absence of a PSC determination that such costs have not been reasonably or prudently incurred. In addition, the Company must demonstrate that it has taken all reasonable steps to obtain cost recovery from all available funding sources, including other responsible parties and insurance sources.

     Moreover, the rate agreement that became effective on October 1, 1996, described in "Rate and Regulatory Matters" of "Management's Discussion and Analysis of Results of Operations and Financial Condition," provides, among other things, that if the total cost of investigating and remediating the Coney Island site plus the cost of investigating the City site varies from the amount originally accrued for these activities, the Company will retain or absorb 10% of the variation. Under the rate agreement, similar ratemaking treatment will be available for any additional accrued liabilities for other MGP sites, should such accrual be required.

3.   REGULATORY ASSETS

     The Company is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71. With the exception of net tax regulatory assets, all other significant assets and liabilities created by the ratemaking process, including the $32.6 million recorded for environmental remediation costs as of December 31, 1995, have been reflected in utility rates pursuant to the rate agreement that became effective on October 1, 1996. Accordingly, at December 31, 1996, the Company had only a net tax regulatory asset of $75.3 million compared to a net regulatory asset of $96.9 million at December 31, 1995.

     In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of this net regulatory tax asset could result in a charge to net income of approximately $48.9 million which would be classified as an extraordinary item.

4.   SHARE EXCHANGE AGREEMENT WITH LONG ISLAND LIGHTING COMPANY
     (LILCO)

     On December 29, 1996, the Company and LILCO entered into an Agreement and Plan of Exchange (Share Exchange Agreement), pursuant to which the outstanding common stock of the companies will be exchanged for common stock of a new holding company. The Share Exchange Agreement was filed as an exhibit to a Form 8-K dated December 30, 1996.

     The proposed transaction has been approved by both companies' boards of directors. Under the terms of the proposed transaction, the Company's common shareholders will receive one share of common stock of the new holding company for each common share of Brooklyn Union they currently hold. LILCO common shareholders will receive 0.803 shares (the Ratio) of the new holding company's common stock for each share of LILCO common stock that they currently hold. Shareholders of the

     Company will own approximately 34% of the common stock of the new holding company while LILCO shareholders will own approximately 66%. The terms of both companies' outstanding debt issues and preferred stock will not be altered as a result of the share exchange transaction.

     The Share Exchange Agreement contains certain covenants of the parties pending the consummation of the transaction. Generally, the parties must carry on their businesses in the ordinary course consistent with past practice, may not increase dividends on common stock beyond specified levels and may not issue capital stock beyond certain limits. The Share Exchange Agreement also contains restrictions on, among other things, charter and by-law amendments, capital expenditures, acquisitions, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits, and affiliate transactions.

     Upon completion of the share exchange transaction, Dr. William
     J. Catacosinos, currently chairman and chief executive officer of LILCO, will become chairman and chief executive officer of the new holding company and Mr. Robert B. Catell, currently chairman and chief executive officer of Brooklyn Union, will become president and chief operating officer of the new holding company. One year after the closing, Mr. Catell will succeed Dr. Catacosinos as chief executive officer, with Dr. Catacosinos continuing as chairman. The board of directors of the new company will be composed of 15 members, six from the Company, six from LILCO and three additional persons previously unaffiliated with either company and jointly selected by them.

     The companies may continue to pay dividends on their common stock during any fiscal year in an amount not to exceed 103% of the dividends paid in the prior fiscal year pursuant to the provisions of the Share Exchange Agreement. It is expected that the new holding company's dividend policy will be determined prior to closing.

     The share exchange transaction is conditioned upon, among other things, the approval of the holders of at least two-thirds of the outstanding shares of common stock of each of the Company and LILCO and the receipt of all required regulatory approvals. The Company is unable to determine when or if all required regulatory approvals will be obtained.

     Following announcement of the Brooklyn Union-LILCO Share Exchange Agreement, Standard & Poor's Ratings Services placed Brooklyn Union's corporate credit and senior unsecured debt ratings of A, as well as the Company's A-1 commercial paper rating, on CreditWatch with negative implications. Similarly, Moody's Investors Service placed the Company's A1 senior unsecured and Prime-1 short-term ratings on review for possible downgrade.

     In 1995, the Long Island Power Authority (LIPA), an agency of the State of New York (NYS), was requested by the Governor of NYS to develop a plan, pursuant to its authority under NYS law, to provide an electric rate reduction of at least 10%, provide a framework for long-term competition in power production and protect property tax-payers on Long Island.

     The Share Exchange Agreement contemplates that discussions, which are currently in progress, will continue with LIPA to arrive at an agreement mutually acceptable to the Company, LILCO and LIPA, pursuant to which LIPA would acquire certain assets or securities of LILCO, the consideration for which would inure to the benefit of the new holding company. In the event that such a transaction is completed, the Ratio would be
     0.880. In connection with discussions with LIPA, LIPA has indicated that it may exercise its power of eminent domain over all or a portion of LILCO's assets or securities, in order to achieve its objective of reducing current electric rates, if a negotiated agreement cannot be reached. The Company is unable to determine when or if an agreement with LIPA will be reached, or what action, if any, LIPA will take if such an agreement is not reached.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1)  Three Months ended December 31, 1996 vs. Three Months ended
     December 31, 1995.

(2) Twelve Months ended December 31, 1996 vs. Twelve Months ended December 31, 1995.

Consolidated income available for common stock for the first quarter of fiscal 1997 was $44.7 million, or 90 cents per share, compared to $44.6 million, or 91 cents per share, for the first quarter of last year. Utility operations contributed 83 cents per share to consolidated earnings, a decrease of four cents per share compared to last year's quarterly earnings. Utility operations continued to reflect sales growth and ongoing cost-reduction efforts, although comparative results were adversely affected by weather. Operating results in the first quarter of fiscal 1997 reflect normal weather, while last year's first quarter was extremely cold and the weather normalization adjustment in effect at that time allowed for retention of a portion of the higher firm margins. Earnings from subsidiaries were approximately $1 million higher in the first quarter of fiscal 1997, contributing seven cents per share. The higher earnings reflected the Company's increased investment in the Iroquois Gas Transmission System and the operations associated with the acquisition of gas and oil properties by The Houston Exploration Company (THEC) in July and September 1996.

Consolidated earnings for the twelve months ended December 31, 1996 were $122.7 million, or $2.47 per share, compared to $93.4 million, or $1.92 per share, for the corresponding period a year ago. Higher earnings included gains on the sale of subsidiary stock and a Canadian gas processing plant of $33.5 million, after taxes, or $0.68 per share, offset by a subsidiary reorganization charge of $7.8 million, after taxes, or $0.16 per share, and were based on solid performances in both utility operations and energy-related investments.

Firm gas sales for the first quarter of fiscal 1997, which had normal weather, were 2,118 MDTH lower than in the first quarter last year, which was 9% colder than normal. Other gas and transportation sales, which include gas deliveries to interruptible customers and transportation services, primarily to off-system customers, were comparable in the first quarters of both years. Total sales for the twelve months ended December 31, 1996, which was 4.8% colder than normal, were 182,874 MDTH, compared to 180,205 MDTH for the corresponding period a year ago, which was 1% warmer than normal.

Net revenues (utility operating revenues less cost of gas of utility sales) decreased 2% in the three months ended December 31, 1996 reflecting weather which was normal compared to the same period last year which was 9% colder than normal. Net revenues increased 3.3% in the twelve months ended December 31, 1996 as compared with the corresponding period last year, due to the cold weather in last year's second quarter, the peak of the heating season.

In large-volume heating markets, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 6 grade heating oil. There is substantial sales potential in these markets, which include large apartment houses, government buildings and schools. Competition with other gas suppliers is expected to continue to increase as a result of deregulation.

Moreover, a significant market for off-system gas sales, transportation and other services has developed as a result of deregulation. These sales or services reflect optimal use of available pipeline capacity and the Company's New York Market Hub in balancing on-system requirements to core customers with off-system services to increase total margins. For the twelve months ended December 31, 1996, gas and transportation sales and services to off-system and interruptible customers amounted to 42,959 MDTH compared with 47,622 MDTH for the comparable period in 1995.

The Company and THEC, its gas exploration and production subsidiary, employ derivative financial instruments, natural gas futures, options and swaps, for the purpose of managing commodity price risk.

The utility tariff applicable to certain large-volume customers permits gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. The Company uses derivatives, primarily futures, to fix profit margins on specified portions of the sales to this market in line with pricing objectives.

With respect to natural gas production operations, THEC generally uses swaps and to a lesser extent standard New York Mercantile Exchange futures contracts or options to hedge the price risk related to known production plans and capabilities. Swaps include a fixed price/volume and are structured as both straight and participating swaps. In all cases, THEC pays the counterparties the amount by which the floating variable price (settlement price) exceeds the fixed price and receives the amount by which the settlement price is below the fixed price.

The Company and THEC are exposed to credit risk in the event of nonperformance by counterparties to derivative contracts, as well as nonperformance by the counterparties of the transactions against which they are hedged. The Company believes that the credit risk related to swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk.

Gas production and other revenues increased in the current periods as compared with the comparable periods last year, principally due to the acquisition of gas and oil properties by THEC in July and September 1996. Gas production for the quarter ended December 31, 1996 was 10.5 BCFe, or 5.2 BCFe above production in the first quarter last year. For the twelve months ended December 31, 1996, gas production was 31.9 BCFe, compared with 22.0 BCFe in the twelve months ended December 31, 1995. The effective price (average wellhead price received for production including realized gains and losses) was $2.32 per MCF in the first quarter of fiscal 1997 compared with $1.72 per MCF in the first quarter of 1996. The average wellhead price was $2.68 per MCF in the current quarter compared with $1.59 per MCF in the first quarter of 1996. Due to warmer weather experienced to date in the second quarter, currently forecasted prices have softened. The effective prices in the twelve months ended December 31, 1996 and 1995 were $2.00 and $1.78 per MCF, respectively.

Operation and maintenance expense was comparable for the quarters ended December 31, 1996 and 1995, reflecting the comparatively warmer weather and ongoing cost-reduction efforts. Also, operation and maintenance expense for the quarter ended December 31, 1995 included costs related to Canadian gas processing operations which ceased in July 1996 when the plant was sold. The comparative expense in the twelve months ended December 31,1996 increased 7.8% due to colder weather and the reorganization charge of $12 million ($7.8 million, after taxes) incurred by THEC.

The increase in depreciation and depletion expense in the current periods reflects higher depletion charges at THEC due to increased gas production.

General taxes principally include State and City taxes on utility revenues and property. The applicable property base generally has increased, although the Company has been able to realize savings by the pursuit of reductions in property value assessments. Taxes based on revenues reflect the variations in utility revenues each year.

Federal income tax expense reflects changes in pre-tax income. The effective tax rate for the twelve months ended December 31, 1996 was 33%.
Interest charges for the twelve months ended December 31, 1996 reflect lower utility interest costs due to debt refunding offset slightly by higher average subsidiary borrowings related to gas exploration and production operations. Other interest charges principally include carrying charges related to regulatory settlement items, and for the quarters ended December 31, 1996 and 1995, reflect interest charges related to commercial paper borrowings to finance seasonal working capital requirements.

Other income includes results from investments in energy services which reflect increased earnings in the current periods, primarily associated with an increase of 8% in the Company's investment in the Iroquois Gas Transmission System which occurred in May 1996. These increases were offset in part by the 34% minority interest in the earnings of THEC. The increase in other income for the twelve months ended December 31, 1996, as compared with the comparable period last year, reflects the gains on the sale of subsidiary stock of $35.4 million ($23 million, after taxes) and the sale of a Canadian plant of $16.2 million ($10.5 million, after taxes).

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Financial Condition

In the quarter ended December 31, 1996, operating activities provided $33.7 million in cash flow; whereas, in the quarter ended December 31, 1995, operating activities used $10.1 million in cash flow. The upswing in cash flow of $43.8 million in the quarter ended December 31, 1996 as compared to the first quarter of last year is largely attributable to weather. The first quarter last year was extremely cold compared to this year's quarter and hence there was less cash tied up in utility customer receivables and gas inventory accounts. In the twelve months ended December 31, 1996, operating cash flow increased $45.5 million over the comparable period a year ago. The increase also largely reflected the effects of weather on receivables, inventories and payables.

In January 1997, the Company called $125 million of Gas Facilities Revenue Bonds, consisting of $62.5 million of 7 1/8% bonds and $62.5 million of 7% bonds. These bonds were called at 102% of the face amount per bond plus accrued interest to the call date. The refunding bonds - weekly put bonds - had an initial interest rate of 3.45%. Substantial savings in interest costs are expected to result from the refunding.

Rate and Regulatory Matters

                     Rate Settlement Matters

In September 1996, the PSC approved a regulatory agreement to permit the Company to reorganize into a holding company structure. However, on December 29, 1996, the Company and the Long Island Lighting Company signed a definitive agreement to combine in a tax-free transaction that would result in the formation of a new holding company (see Note 4 to the Condensed Consolidated Financial Statements, "Share Exchange Agreement with Long Island Lighting Company"). As a result of entering into the agreement with LILCO, the Board of Directors has made a determination not to have the Company proceed at this time with its plan to form the holding company contemplated in the regulatory agreement.

The settlement agreement reached in connection with the holding company proceeding included a new multi-year rate plan that became effective on October 1, 1996 and will remain in effect notwithstanding the change in the Company's reorganization plans resulting from the LILCO transaction. After an initial rate reduction of approximately $3.5 million in fiscal 1997, the non-gas component in customer bills will be under specific price caps. Hence, the total amount for this component in rates that the Company can charge customers, in the aggregate, will remain constant for the subsequent five years, although rates in certain customer classes may be increased in order to reflect cost responsibility more appropriately. The Company also will be permitted to charge for various ancillary services.

During the six-year term of the rate plan, the costs of gas purchased by the Company for its customers will be recovered currently in billed firm revenues through the operation of a tariff provision, the Gas Adjustment Clause (GAC). Further, in addition to recovering its specific gas costs in applicable rates, the Company's rates for transporting gas to firm markets within its local distribution system provide for full margin recovery of its cost of service. Although there is no specific authorized rate of return on common equity, the rate plan includes provisions for rate changes if certain conditions applicable to inflation, exogenous costs or changes in financial condition occur.

Under the agreement, the Company generally is not subject to any earnings cap or provisions to share with customers any level of earnings from utility operations. However, incentive provisions remain for retention of 20% of margins on sales to off-system customers and capacity release credits. Expenditures related to remediation of the sites of former gas manufacturing plants are subject to a provision enabling the Company to retain any savings and absorb any costs to the extent that actual expenditures vary by more than 10% compared with estimates. The agreement includes a customer service quality performance plan, with a maximum forty basis-point pre-tax return penalty if service quality diminishes in certain categories over the term of the agreement. Also, the weather normalization adjustment was modified to provide that the Company may recover or be required to refund 87.5% of all margin shortfalls or surpluses resulting from weather that is warmer or colder-than-normal.

In September 1995, the PSC approved the Company's second stage rate filing covering fiscal 1996. The approval provided for no base rate increase; however, $7.5 million in deferred credits were amortized to income in 1996. The authorized rate of return on utility common equity was set at 10.65% for fiscal 1996.

In October 1994, the PSC approved a three-year rate settlement agreement which provided for no base rate increase in fiscal 1995; however, the Company amortized to income, as permitted, approximately $1.3 million of deferred credits in that year. The third year of such agreement, fiscal 1997, was superseded by the rate plan reflected in the holding company agreement discussed above.

Restructuring Proceeding

The PSC has set forth a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. In March 1996, the PSC issued an order on utility compliance tariff filings, including the Company's, related to this framework.

Pursuant to this order, beginning on May 1, 1996, customers in the Company's small-volume market have had the option to purchase their gas supplies from sources other than the Company, which would serve as gas transporter. Large-volume customers have had this option for a number of years. Small-volume customers can be grouped together by marketers if their combined minimum threshold usage reaches 50,000 therms of gas per year, which approximates the usage of 35 homes. The PSC approved the Company's methodology of recovering the cost of pipeline capacity and storage service provided to third party sellers and transportation customers. In addition to transporting gas that customers purchase from marketers, utilities such as the Company will provide billing, meter reading and other services for aggregate rates that closely approximate the distribution charge reflected in otherwise applicable sales rates to supply these customers. The PSC order placed a limit on the amount of gas the Company would be obligated to transport in its core market under aggregation programs to 5% of total core sales in each of the next three years, with no more than 25% of any one service class permitted to convert to transportation service.

Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of December 31, 1996, the Company had an accrued liability of $28.4 million representing costs associated with investigation and remediation at former manufactured gas plant sites. (See Notes to Condensed Consolidated Financial Statements, Note 2., "Environmental Matters.")

            REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 19.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of December 31, 1996 and 1995, and the related condensed consolidated statements of income for the three and twelve month periods ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three and twelve month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of The Brooklyn Union Gas Company and subsidiaries as of September 30, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and, in our report dated October 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ARTHUR ANDERSEN LLP


New York, New York
January 22, 1997

Part II. Other Information

Item 1. Legal Proceedings

The Company and/or its subsidiaries have from time to time been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse impact on the Company's consolidated financial position or results of operations. For information regarding environmental matters affecting the Company, see Note 2., "Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held at the office of the Company, One MetroTech Center, Brooklyn, New York on
     Thursday, February 6, 1997.

(b) Charles Uribe was elected to serve as a director for a one-year term expiring in 1998. Craig G. Matthews was elected as a director for a two-year term expiring in 1999. Andrea S. Christensen, Alan H. Fishman and James Q. Riordan were elected for three-year terms expiring in 2000. Robert B. Catell, Kenneth I. Chenault and Edward D. Miller will continue to serve as directors until their terms expire in 1998. Donald
     H. Elliott and James L. Larocca will continue to serve as directors until their terms expire in 1999. These terms may not be completed if the Share Exchange Agreement referred to above is approved and completed.

(c) The vote to elect Arthur Andersen LLP as independent public accountants was 42,174,608 shares in favor, or 98% of the shares voted, and 390,906 shares against, or 1% of the shares voted. Abstentions of 328,128 shares were recorded.

(d) The proposal by a shareholder for cumulative voting for directors was rejected by a vote of 24,308,266 shares against, or 69% of the shares voted (12,838 proxies), and 9,031,752 shares in favor, or 25% of the shares voted (2,563 proxies). Abstentions of 2,098,034 shares (1,580 proxies) were recorded.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.

(b) Reports on Form 8-K

     There was a Form 8-K filed on December 30, 1996 pertaining to the Share Exchange Agreement dated December 29, 1996 among the
Company, Long Island Lighting Company and BUGLILCO Holding Corp.

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



                                   THE BROOKLYN UNION GAS COMPANY
                                             (Registrant)



Date February 9, 1997              s/ V.D. Enright
                                   V.D. Enright
                                   Senior Vice President and
                                   Chief Financial Officer



Date February 9, 1997              s/ R.M. Desmond
                                   R.M. Desmond
                                   Vice President, Comptroller and
                                   Chief Accounting Officer