Form 10-Q
period 1997-03-31
BROOKLYN UNION GAS CO
filed 1997-05-15
CIK 14525

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at May 1, 1997

     $.33 1/3 par value                     50,310,223

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                        Page No.

          Condensed Consolidated Balance Sheet -
          March 31, 1997 and 1996, and September 30,
          1996                                              3

          Condensed Consolidated Statement of Income -
          Three, Six and Twelve Months Ended March 31,
          1997 and 1996                                     4

          Condensed Consolidated Statement of Cash Flows -
          Six and Twelve Months Ended March 31,
          1997 and 1996                                     5

          Notes to Condensed Consolidated Financial
          Statements                                        6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition            12

          Review of Independent Public Accountants         21

          Report of Independent Public Accountants         22

Part II.  Other Information

          Item 1 - Legal Proceedings                       23

          Item 5 - Other Information                       23

          Item 6 - Exhibits and Reports on Form 8-K        23


Signatures                                                 24

                      THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------
                                                March 31,       March 31,      September 30,
                                                   1997           1996             1996
                                               (Unaudited)     (Unaudited)      (Audited)
--------------------------------------------------------------------------------------------
                                                          (Thousands of Dollars)
Assets

Property
  Utility, at cost                           $   1,805,878    $ 1,714,416     $  1,782,440
  Accumulated depreciation                        (440,122)      (409,645)        (429,476)
  Gas exploration and production, at cost          563,870        390,880          510,568
  Accumulated depletion                           (188,246)      (149,501)        (165,414)
--------------------------------------------------------------------------------------------
                                                 1,741,380      1,546,150        1,698,118
--------------------------------------------------------------------------------------------
Investments in Energy Services                     156,884        124,247          115,529
--------------------------------------------------------------------------------------------

Current Assets
  Cash and temporary cash investments               52,496         44,216           41,921
  Accounts receivable                              387,305        412,645          172,843
  Allowance for uncollectible accounts             (22,555)       (20,736)         (15,616)
  Gas in storage, at average cost                   19,841         16,141           91,813
  Materials and supplies, at average cost           13,579         14,225           12,089
  Prepaid gas costs                                    -              -             11,945
  Other                                             23,972         27,752           38,888
--------------------------------------------------------------------------------------------
                                                   474,638        494,243          353,883
Deferred Charges                                   120,862        156,042          122,073
--------------------------------------------------------------------------------------------
                                             $   2,493,764    $ 2,320,682     $  2,289,603
--------------------------------------------------------------------------------------------

Capitalization and Liabilities

Capitalization
  Common stock, $.33 1/3 par value stated at $     559,703    $   537,366     $    549,835
  Retained earnings                                444,346        387,793          355,973
--------------------------------------------------------------------------------------------
     Total common equity                         1,004,049        925,159          905,808
  Preferred stock, redeemable                        6,300          6,600            6,600
  Long-term debt                                   724,551        724,652          712,013
--------------------------------------------------------------------------------------------
                                                 1,734,900      1,656,411        1,624,421

--------------------------------------------------------------------------------------------

Current Liabilities
  Accounts payable                                 122,792        142,312          143,561
  Dividends payable                                 18,831         18,131           18,229
  Commercial paper                                  43,000            -                -
  Taxes accrued                                     68,618         65,572           10,905
  Customer deposits                                 23,177         22,122           21,881
  Customer budget plan credits                         -              -              8,892
  Interest accrued and other                        32,946         50,628           37,244
--------------------------------------------------------------------------------------------
                                                   309,364        298,765          240,712
--------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Federal income tax                               290,225        258,729          282,041
  Unamortized investment tax credits                19,493         20,475           20,007
  Other                                             57,676         86,302           43,573
--------------------------------------------------------------------------------------------
                                                   367,394        365,506          345,621
--------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Company             82,106            -             78,849
--------------------------------------------------------------------------------------------
                                             $   2,493,764    $ 2,320,682     $  2,289,603
--------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                            Three Months              Six Months                  Twelve Months
                                           Ended March 31,           Ended March 31,             Ended March 31,

                                          1997         1996         1997          1996          1997          1996
--------------------------------------------------------------------------------------------------------------------

                                                          (Thousands of Dollars, Except Per Share Data)
Operating Revenues
   Gas sales and transportation     $   547,757  $   571,445  $   953,239   $   943,996  $  1,338,708  $  1,272,197
   Gas production and other              41,525       23,993       82,769        49,640       134,121        97,760
--------------------------------------------------------------------------------------------------------------------
                                        589,282      595,438    1,036,008       993,636     1,472,829     1,369,957

Operating Expenses
   Cost of gas                          266,233      287,310      465,539       447,613       627,234       569,542
   Operation and maintenance            108,388      112,282      208,495       214,042       427,337       404,522
   Depreciation and depletion            25,051       18,641       50,033        36,723        92,920        72,674
   General taxes                         53,625       51,034       95,064        89,637       148,724       139,401
   Federal income tax                    43,130       37,830       66,564        60,104        45,577        42,633
--------------------------------------------------------------------------------------------------------------------
Operating Income                         92,855       88,341      150,313       145,517       131,037       141,185

Other Income (Expense)
   Income (loss) from equity investments    944          (24)       3,234         1,606        13,274         7,202
   Gain on sale of investment in
      Canadian plant                        -            -            -             -          16,160           -
   Gain on sale of subsidiary stock         -            -            -             -          35,437           -
   Other, net                              (461)         901       (1,238)          531         3,265           453
   Federal income tax                      (209)      (1,867)      (1,092)       (2,444)      (18,896)       (1,803)
Interest Charges
   Long-term debt                        (9,253)     (11,614)     (19,798)      (23,662)      (42,581)      (47,522)
   Other                                 (1,594)      (1,242)      (2,753)       (2,347)       (5,324)       (4,958)
Minority Interest's Earnings             (1,961)         -         (3,544)          -          (3,544)          -
--------------------------------------------------------------------------------------------------------------------
Net Income                               80,321       74,495      125,122       119,201       128,828        94,557
Dividends on Preferred Stock                 78           82          157           164           316           330
--------------------------------------------------------------------------------------------------------------------

Income Available for
   Common Stock                     $    80,243  $    74,413   $  124,965   $   119,037  $    128,512  $     94,227
--------------------------------------------------------------------------------------------------------------------

Per Share of Common Stock           $      1.60  $      1.51   $     2.50   $      2.43  $       2.58  $       1.93
--------------------------------------------------------------------------------------------------------------------

Dividends Declared per Share
   of Common Stock                  $     0.365  $     0.355   $    0.730   $     0.703  $      1.440  $      1.398
--------------------------------------------------------------------------------------------------------------------

Average Common Shares
   Outstanding                       50,117,504   49,226,883   50,029,547    49,086,888    49,836,765    48,802,940
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Unaudited)

                                                                     Six Months             Twelve Months
                                                                   Ended March 31,         Ended March 31,
------------------------------------------------------------------------------------------------------------
                                                                   1997        1996        1997       1996
------------------------------------------------------------------------------------------------------------
                                                                (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $  125,122  $ 119,201   $ 128,828  $  94,557
 Adjustments to reconcile net income
      to net cash provided by operating activities:
   Depreciation and depletion                                      51,864     38,697      96,488     76,881
   Deferred Federal income tax                                      5,149     (1,521)     40,839     14,979
   Gain on sale of investment in Canadian operations                  -          -       (16,160)       -
   Gain on sale of subsidiary stock                                   -          -       (35,437)       -
   Income from equity investments, energy related                  (3,234)    (1,606)    (13,274)    (7,202)
   Dividends received from equity investments, energy related       1,893      1,756      10,437      3,985
   Minority interest's earnings, subsidiary                         3,544        -         3,544        -
   Allowance for equity funds used during construction               (253)      (640)       (586)    (1,396)
 Changes in:
   Accounts receivable, net                                      (219,812)  (261,084)     24,895    (72,086)
   Accounts payable                                                (7,869)    38,439     (19,520)     6,152
   Gas inventory and prepayments                                   83,917     90,977      (3,700)    27,283
   Other                                                           79,269     65,711      10,943     24,577
------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                             119,590     89,930     227,297    167,730
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                            9,866     14,858      22,415     28,645
    Proceeds from sale of subsidiary stock                            -          -       101,041        -
    Commercial paper and revolving lines of credit, net            55,538      5,611      42,899     11,421
    Issuance of long-term, tax-exempt debt                            -      153,500         -      153,500
    Repayment of long-term tax-exempt debt and preferred stock       (300)  (153,800)       (300)  (153,800)
    Dividends paid                                                (36,749)   (35,116)    (72,246)   (69,101)
------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                    28,355    (14,947)     93,809    (29,335)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures (excluding allowance
      for equity funds used during construction)                 (141,214)   (76,344)   (366,177)  (192,347)
    Proceeds from sale of investment in Canadian plant                -          -        26,938        -
    Partnership distribution and other                              3,844      5,035      26,413     20,875
------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                (137,370)   (71,309)   (312,826)  (171,472)
------------------------------------------------------------------------------------------------------------
Change in Cash and Temporary Cash Investments                      10,575      3,674       8,280    (33,077)
Cash and Temporary Cash Investments at Beginning of Period         41,921     40,542      44,216     77,293
------------------------------------------------------------------------------------------------------------
Cash and Temporary Cash Investments at End of Period           $   52,496  $  44,216   $  52,496  $  44,216
------------------------------------------------------------------------------------------------------------

Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.

Supplemental disclosures of cash flows
   Income taxes                                                $   17,000  $   13,000  $  26,445  $  26,500
   Interest                                                    $   25,593  $   28,902  $  53,146  $  53,959
------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and 1996, and the results of operations for the three, six and twelve month periods ended March 31, 1997 and 1996, and cash flows for the six and twelve month periods ended March 31, 1997 and 1996. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

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

     Two MGP sites are under active consideration by the Company. One site, which is located on property still owned by the Company, is the former Coney Island MGP facility located in Brooklyn, New York. Part of the Coney Island site is the subject of continuing interim remedial action under the direction of the U.S. Coast Guard. The Company executed a consent order with the DEC addressing the overall remediation of the Coney Island site in accordance with state law and a schedule of investigative and cleanup activities has been developed, leading to a cleanup over the next several years. The other site currently is owned by the City of New York
     (City). The Company and the City are discussing a mutual approach to sharing potential environmental responsibility for this site. The Company believes it is likely that, at a minimum, investigative costs will be incurred by the Company with respect to that site.

     Based upon the Coney Island site consent order and the estimated costs of investigation of the City site, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million, based upon current information, primarily for the Coney Island site. This amount includes approximately $6.1 million of costs expended as of March 31, 1997. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the consent order or current investigative plans. Such potential additional costs are not subject to estimation at this time. As of March 31, 1997, the Company had an unpaid liability of $28.0 million.

     The rate agreement that became effective on October 1, 1996, described in "Regulatory Matters" of "Management's Discussion and Analysis of Results of Operations and Financial Condition," provides, among other things, that if the total cost of investigating and remediating the Coney Island site plus the cost of investigating the City site varies from the amount originally accrued for these activities, the Company will retain or absorb 10% of the variation. Under the rate agreement, similar ratemaking treatment will be available for any additional accrued liabilities for other MGP sites, should such accrual be required.

3.   REGULATORY ASSETS

     The Company is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71. With the exception of net tax regulatory assets, all other significant assets and liabilities created by the ratemaking process, including the $31.9 million recorded for environmental remediation costs as of March 31, 1996, have been reflected in utility rates pursuant to the rate agreement that became effective on October 1, 1996. Accordingly, at March 31, 1997, the Company had only a net tax regulatory asset of $74.1 million compared to a net regulatory asset of $84.1 million at March 31, 1996.

     In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of this net regulatory tax asset could result in a charge to net income of approximately $48.2, million which would be classified as an extraordinary item.

4. SHARE EXCHANGE AGREEMENT WITH THE LONG ISLAND LIGHTING COMPANY (LILCO) AND AGREEMENT IN PRINCIPLE WITH THE LONG ISLAND POWER AUTHORITY (LIPA)

                 SHARE EXCHANGE AGREEMENT WITH LILCO

     On December 29, 1996, the Company and LILCO entered into an Agreement and Plan of Exchange (Share Exchange Agreement), pursuant to which the outstanding common stock of the companies will be exchanged for common stock of a new holding company. The Share Exchange Agreement was filed as an exhibit to a Form 8-K filed December 30, 1996.

     The proposed transaction has been approved by both companies' boards of directors. Under the terms of the proposed transaction, the Company's common shareholders will receive one share of common stock of the new holding company for each common share of Brooklyn Union they currently own. LILCO common shareholders will receive 0.803 shares (the Ratio) of the new holding company's common stock for each share of LILCO common stock that they currently own. The transaction is expected to be accounted for as a pooling of interests. The Share Exchange Agreement contemplates that discussions will continue with LIPA to arrive at an agreement, mutually acceptable to all parties, pursuant to which LIPA would acquire certain assets or securities of LILCO. In such event, the Ratio shall become 0.880. As a result of an Agreement in Principle between the companies and LIPA, the companies believe that, pending shareholder approval and the execution and approval of definitive agreements with LIPA (see Agreement in Principle with LIPA below), the Brooklyn Union-LILCO transaction would most likely be accounted for as a purchase.

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

     The companies may continue to pay dividends on their common stock during any fiscal year in an amount not to exceed 103% of the dividends paid in the prior fiscal year, pursuant to the provisions of the Share Exchange Agreement. It is expected that the new holding company's dividend policy will be determined prior to closing.

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

                 AGREEMENT IN PRINCIPLE WITH LIPA

     On March 19, 1997, the Company, LILCO and LIPA entered into an Agreement in Principle pursuant to which, after the formation of the new holding company that will own the stock of the Company and LILCO and the subsequent transfer of LILCO's assets related to the conduct of its gas utility business, non-nuclear electric generation, common assets and certain current assets to, and the assumption of certain long term and current liabilities and preferred stock of LILCO by, one or more newly-formed subsidiaries of the holding company, LILCO's stock will be sold to LIPA for $2.4975 billion in cash. A portion of these gross proceeds may be applied to satisfy certain obligations including the possible redemption of preferred stock assumed by the holding company's subsidiary.

     Upon completion of the sale to LIPA transaction, it is anticipated that LIPA will own LILCO's electric transmission and distribution system, its 18% interest in the Nine Mile Point 2 Nuclear Power Station in upstate New York, and its regulatory assets, and will assume or refinance approximately $3.6 billion in LILCO's long term debt. The purchase price is approximately equal to the net book value of the assets being acquired. In addition, in connection with the transaction, LILCO's rights under certain tax certiorari suits against municipalities on Long Island related to the alleged over-assessment of LILCO's power plants, including the abandoned Shoreham plant, will be transferred to LIPA, which is expected to settle such suits with the municipalities.

     As part of the LIPA sale, the Agreement in Principle contemplated that one or more subsidiaries of the newly formed holding company would enter into agreements with LIPA, pursuant to which such subsidiaries would provide management and operations services to LIPA with respect to the LILCO transmission and distribution system, sell power generated by the non-nuclear power plants to LIPA, and manage LIPA's fuel and electric purchases and any off-system electric sales. In addition, three years after the sale is executed, LIPA would have a right for a one year period to acquire the non-nuclear generating assets. The purchase price for such assets would be the fair market value at the time of the exercise of the right, which value will be determined by independent appraisers.

     On April 30, 1997, LIPA submitted to the New York State Public Authorities Control Board for approval, unexecuted drafts of agreements relating to LIPA's proposed acquisition (via the purchase of LILCO's common stock) of LILCO's transmission and distribution system and certain other assets and liabilities. It is contemplated that prior to LIPA's acquisition of thecommon stock, certain other assets and liabilities will be transferred to an affiliate of the holding company to be formed in connection with the binding share exchange agreement.

     The Company is unable to determine when or if definitive agreements relating to the LIPA transaction will be executed by the parties or when or if all consents and approvals required to consummate the LIPA transaction will be obtained.

5.   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 "EARNINGS
     PER SHARE"

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share (EPS). SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt this statement in its fiscal year beginning October 1, 1997. The Company does not expect the effect of adopting SFAS No. 128 to have any impact on its EPS calculations.

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1)  Three Months ended March 31, 1997 vs. Three Months ended
     March 31, 1996.

(2)  Six Months ended March 31, 1997 vs. Six Months ended March
     31, 1996.

(3)  Twelve Months ended March 31, 1997 vs. Twelve Months ended
     March 31, 1996.

Consolidated income available for common stock for the second quarter of fiscal 1997 was $80.2 million, or $1.60 per share, compared to $74.4 million, or $1.51 per share, for the first quarter of last year. Utility operations contributed $1.57 per share to consolidated earnings, an increase of seven cents per share compared to last year's quarterly earnings. Utility operations continued to reflect sales growth, enhanced revenues from new customer-focused initiatives, and ongoing cost-reduction efforts, although comparative results were adversely affected by weather. For all periods ended March 31, 1997, operating results reflected warmer-than-normal weather, while last year's second quarter was extremely cold and the weather normalization adjustment in effect at that time allowed for retention of a portion of the higher firm margins. Earnings from subsidiaries were $1.6 million for the second quarter of fiscal 1997, contributing three cents per share. The higher earnings in all current periods reflected the operations associated with the gas and oil properties acquired by The Houston Exploration Company (THEC) in July and September 1996 and the Company's increased investment in the Iroquois Gas Transmission System. Results from the energy marketing group, which includes two business ventures initiated in 1996, had losses of $1.5 million although revenues have been growing.

Consolidated earnings for the twelve months ended March 31, 1997 were $128.5 million, or $2.58 per share, compared to $94.2 million, or $1.93 per share, for the corresponding period a year ago. Higher earnings included gains on the sale of subsidiary stock and a Canadian gas processing plant of $33.5 million, after taxes, or $0.68 per share, offset by a subsidiary reorganization charge of $7.8 million, after taxes, or $0.16 per share, as well as solid performances in both utility operations and ongoing income from energy-related investments.

Firm gas sales for the second quarter of fiscal 1997, which had warmer-than-normal weather, were 4,064 MDTH lower than in the second quarter last year, which was 5.9% colder than normal. Other gas and transportation sales, which include gas deliveries to interruptible customers and transportation services, primarily to off-system customers, were 6,139 MDTH higher in the second quarter
of this year compared to the comparable period last year.   Total
firm sales for the twelve months ended March 31, 1997, which was 1.9% warmer than normal, were 135,851 MDTH, compared to 139,781 MDTH for the corresponding period a year ago, which was 6.1% colder than normal.

Net sales revenues (gas sales and transportation revenues less cost of gas) decreased $2.6 million and $8.7 million for the three and six months ended March 31, 1997 compared to the comparable periods last year. Higher transportation service revenues from off-system customers were offset by the effects of warmer-than-normal weather on firm customers. Net sales revenues increased $8.8 million for the twelve months ended March 31, 1997 compared to the comparable period last year. The increase reflected utility sales growth and increased transportation service revenues offset in part by comparatively warmer-than-normal weather.

In large-volume heating markets, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 6 grade heating oil. There is substantial sales potential in these markets, which include large apartment houses, government buildings and schools. Competition with other gas suppliers is expected to continue to increase as a result of deregulation.

Moreover, a significant market for off-system gas sales, transportation and other services has developed as a result of deregulation. These sales or services reflect optimal use of available pipeline capacity and the Company's New York Market Hub in balancing on-system requirements to core customers with off-system services to increase total margins. For the twelve months ended March 31, 1997, gas and transportation sales and services to off-system and interruptible customers amounted to 49,098 MDTH compared with 44,449 MDTH for the comparable period in 1996.

Gas production and other revenues reflected increases in all periods associated with the acquisition of gas and oil properties by THEC in the fourth quarter of fiscal 1996 and new customer-focused initiatives such as the appliance service program that enhanced revenue from utility operations. Gas production for the three and six month periods ended March 31, 1997 was 10.6 and 21.1 BCFe, respectively. Gas production for the three and six month periods ended March 31, 1996 was 5.7 and 11.0 BCFe, respectively. For the twelve months ended March 31, 1997, gas production was 36.1 BCFe, compared with 31.2 BCFe in the twelve months ended March 31, 1996.

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

With respect to natural gas production operations, THEC generally uses swaps, options to establish collars, and occasionally futures contracts, to hedge the price risk related to known production plans and capabilities. Swaps include a fixed price/volume and are structured as both straight and participating swaps. In swap transactions, THEC pays the counterparties the amount by which the floating variable price (settlement price) exceeds the fixed price and receives the amount by which the settlement price is below the fixed price. The effective price (average wellhead price received for production including realized gains and losses on financial instrument positions) was $2.30 per MCF in the second quarter of fiscal 1997 compared with $1.67 per MCF in the second quarter of 1996. The average wellhead price was $2.77 per MCF in the current quarter compared with $2.28 per MCF in the second quarter of 1996. The effective prices in the twelve months ended March 31, 1997 and 1996 were $1.83 and $1.70 per MCF, respectively.

THEC uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method , all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a writedown is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities.

Natural gas prices declined substantially during the second quarter of 1997 from prices in effect at December 31, 1996. However, as of March 31, 1997, using prices in effect as of that date, the ceiling limitation imposed under full cost accounting rules on total capitalized natural gas and oil property cost exceeded actual capitalized costs and no writedown was required. However, depending upon natural gas prices and the results of THEC's drilling programs during the quarter ending June 30, 1997, THEC may be required to write down the carrying value of its natural gas and oil properties.

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

Operation and maintenance expense was lower in the three and six month periods ended March 31, 1997 compared to the comparable periods in 1996, reflecting the comparatively warmer weather and ongoing cost-reduction efforts especially in gas distribution. Also, operation and maintenance expense for the three and six month periods ended March 31, 1996 included costs related to Canadian gas processing operations which ceased in July 1996 when the plant was sold. The comparative expense in the twelve months ended March 31,1997 increased 5.6% due to a reorganization charge of $12 million ($7.8 million, after taxes) and higher operating expense incurred by THEC related to acquisitions, and operating expenses incurred by two new subsidiaries of the Company, KeySpan Energy Management Inc. and KeySpan Energy Services Inc.

The increase in depreciation and depletion expense in all current periods reflects higher depletion charges at THEC due principally to increased gas production.

General taxes principally include State and City taxes on utility revenues and property. The applicable utility property base generally has increased, although the Company has been able to realize savings by the pursuit of reductions in certain property value assessments. Taxes based on revenues reflect the variations in utility revenues each year.

Federal income tax expense reflects changes in pre-tax income. The effective tax rate for the twelve months ended March 31, 1997 was 33.4% compared to 32.0% in 1996.

Interest charges for the three, six and twelve months ended March 31, 1997 reflect lower long-term utility interest costs due to debt refunding offset slightly by higher average subsidiary borrowings related to gas exploration and production operations. Other interest charges in all periods principally include carrying charges related to regulatory settlement items, and for the quarter ended March 31, 1997 reflects interest charges related to commercial paper borrowings to finance seasonal working capital requirements and expanded investment opportunities.

Other income includes results from investments in energy services which reflect increased earnings in the current periods, primarily associated with its increase in the Company's investment in the Iroquois Gas Transmission System from 11.4% to 19.4% which occurred in May 1996. Other increases for the twelve months ended March 31, 1997, as compared with the comparable period last year, reflect the gains on the sale of subsidiary stock of $35.4 million ($23 million, after taxes) and the sale of a Canadian plant of $16.2 million ($10.5 million, after taxes).

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Financial Condition

The upswing in cash flow from operating activities of $29.7 million in the six months ended March 31, 1997 as compared to the six months ended March 31, 1996 is largely attributable to weather, the relative increase in gas production operations and favorable pricing. The six month period ended March 31, 1996 was extremely cold versus the comparable period this year and hence there was less cash tied up in utility customer receivables. In the twelve months ended March 31, 1997, operating cash flow increased $59.6 million over the comparable period a year ago. The increase also largely reflected the effects of weather on cash flow from operating activities.

In January 1997, the Company called $125 million of Gas Facilities Revenue Bonds, consisting of $62.5 million of 7 1/8% bonds and $62.5 million of 7% bonds. These bonds were called at 102% of the face amount per bond plus accrued interest to the call date. The refunding bonds - weekly put bonds - have had an average interest rate of approximately 3.2%. Substantial savings in interest costs have resulted from the refunding.

Regulatory Matters

Proposed Brooklyn Union-LILCO Merger

In March 1997, Brooklyn Union and LILCO filed a joint petition with the PSC seeking approval under section 70 of the New York Public Service Law to consummate the share exchanges by which Brooklyn Union and LILCO each would become subsidiaries of a newly-formed holding company. (See Note 4, to the Condensed Consolidated Financial Statements, "Share Exchange Agreement with the Long Island Lighting Company (LILCO) and Agreement in Principle with the Long Island Power Authority (LIPA)".) In the petition, Brooklyn Union and LILCO also asked that certain aspects of the holding company settlement agreement for Brooklyn Union that was approved by the PSC in September 1996 be amended to more closely reflect the Brooklyn Union-LILCO business combination, and that LILCO become a party to and bound by the holding company agreement, as amended.

In addition, the petition proposes, among other matters, that 93% or $1.0 billion of the estimated total efficiency savings attributable to operating synergies that are expected to be realized over the 10 year period following the merger, be allocated to ratepayers and the remaining 7% or $73.0 million be allocated to shareholders. The ratepayers' portion will be allocated to both utilities's customers and will reduce both electric and gas rates by an estimated 2% for the 10 year period following the closing of the merger. To accomplish this, the base rates of both utilities would be reduced immediately following the closing to reflect the levelized annual amount of the non-fuel related synergy savings forecasted to materialize over this period. Fuel savings will be passed back to the ratepayers through a reduction in the respective fuel adjustment clauses as they are achieved. The companies will be required to amend the petition to the PSC in order to reflect certain aspects of the transaction currently contemplated with LIPA. In the joint petition, Brooklyn Union also asked the PSC to otherwise confirm the rate plan that became effective in October 1996 pursuant to the holding company settlement agreement, and LILCO asked the PSC to adopt the long term electric rate plan proposed by LILCO in September 1996 in a pending LILCO rate proceeding, and to adopt a long term gas rate plan proposed in the joint petition. It is currently anticipated that the PSC will act on the joint petition in the Fall of 1997.

Also, in March 1997, LILCO filed an application with the Federal Energy Regulatory Commission (FERC) requesting its approval for the share exchange with the new holding company. FERC action on the application is expected within 12 to 18 months after the filing.

The Company believes that if the LIPA transaction is consummated as contemplated, the various contracts with LIPA, the confirmation of the Brooklyn Union rate plan as proposed in the joint petition to the PSC (see "Regulatory Matters" in "Management's Discussion and Analysis of Results of Operations and Financial Condition"), and the adoption of the long term gas rate plan for LILCO as proposed in the joint petition would, in the aggregate, provide the new holding company with a fair opportunity to recover its costs of providing gas service in the Brooklyn Union and LILCO service territories, the costs of providing wholesale electric service to LIPA, and the costs of providing the various management and operation services to LIPA, as well as earn a compensatory return on the capital devoted to providing such services.

Appliance Service

On April 4, 1997, the PSC issued its "Order Concerning Gas Appliance and Repair Service" by which it determined that non-safety related appliance repair service, other than minor adjustments, should not be performed by regulated gas utilities, and required such utilities to file transition plans within sixty
(60) days following the issuance of that order, with the objective that, by no later than May 1, 2000, all gas utilities currently performing such services will have ceased to do so.

Pursuant to the holding company settlement agreement, beginning in October 1996, the Company was permitted to charge separately, on a market-based tariffed pricing basis, for non-safety related appliance repair service, the costs of which previously had been bundled into gas sales rates. The holding company settlement agreement also requires the Company to exclude such services from its tariffs by no later than October 1, 1997. In response to the PSC's April 1997 order concerning appliance servicing, and as required by the holding company settlement agreement, the Company currently plans to file tariff revisions with the PSC on or about June 1, 1997 together with an application seeking PSC approval to transfer certain assets related to the conduct of the non-safety related appliance repair business to a subsidiary that would conduct and carry on that business after the PSC's approval is secured.

                     Rate Settlement Matters

In September 1996, the PSC approved a regulatory agreement to permit the Company to reorganize into a holding company structure, which the Company has not as yet formed.

On December 29, 1996, the Company and the LILCO signed a definitive agreement to combine in a tax-free transaction that would result in the formation of a holding company (see Note 4 to the Condensed Consolidated Financial Statements, "Share Exchange Agreement with the Long Island Lighting Company (LILCO) and Agreement in Principle with the Long Island Power Authority (LIPA)").

The settlement agreement reached in connection with the holding company proceeding included a new multi-year rate plan that became effective on October 1, 1996 and will substantially remain in effect notwithstanding the change in the Company's reorganization plans resulting from the LILCO transaction. After an initial rate reduction of approximately $3.5 million in fiscal 1997, the non-gas component in customer bills will be under specific price caps. Hence, the total amount for this component in rates that the Company can charge customers, in the aggregate, will remain constant for the subsequent five years, although rates in certain customer classes may be increased in order to reflect cost responsibility more appropriately.

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

Under the agreement, the Company generally is not subject to any earnings cap or provisions to share with customers any level of earnings from utility operations. However, incentive provisions remain for retention of 20% of margins on sales to off-system customers and capacity release credits. Expenditures related to remediation of the sites of former gas manufacturing plants are subject to a provision enabling the Company to retain any savings and absorb any costs to the extent that actual expenditures vary by more than 10% compared with estimates. The agreement includes a customer service quality performance plan, with a maximum forty basis-point pre-tax return penalty if service quality diminishes in certain categories over the term of the agreement. Also, the weather normalization adjustment was modified to provide that the Company may recover or be required to refund 87.5% of all margin shortfalls or surpluses resulting from weather that is warmer or colder than normal.

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

Industry Restructuring Proceeding

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

Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of March 31, 1997, the Company had an accrued liability of $28.0 million representing estimated costs associated with certain investigation and remediation at former manufactured gas plant sites. (See Note 2 to the Condensed Consolidated Financial Statements, Note 2., "Environmental Matters.")

            REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 22.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of March 31, 1997 and 1996, and the related condensed consolidated statements of income for the three, six and twelve month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the six and twelve month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



                                   ARTHUR ANDERSEN LLP


New York, New York
April 23, 1997

Part II. Other Information

Item 1. Legal Proceedings

The Company and/or its subsidiaries have from time to time been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse impact on the Company's consolidated financial position or results of operations. For information regarding environmental matters affecting the Company, see Note 2. to the Condensed Consolidated Financial Statements, "Environmental Matters."

Item 5.  Other Information

In April 1997, the Company initiated a voluntary early retirement program for both management and bargaining unit employees. The cost of this program, which is not expected to have a material effect on consolidated net income, will be recognized in the third quarter of fiscal 1997 when elections by eligible employees are known and an actuarial analysis is performed.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.

(b) Reports on Form 8-K

     The Company filed a Form 8-K on February 24, 1997 pertaining to audited financial statements of LILCO as of December 31, 1996 and for the three fiscal years then ended, and unaudited and pro forma combined condensed financial information for the Company and LILCO, including historical interim information of LILCO, after giving effect to the Binding Share Exchanges as a pooling of interest for accounting purposes, pursuant to the Share Exchange Agreement included in the Company's Form 8-K filed December 30, 1996. LILCO filed a corresponding Form 8-K on February 25, 1997.

The Company also filed a Form 8-K on March 20, 1997 pertaining to an Agreement in Principle dated as of March 19, 1997 by and among LIPA, LILCO and the Company. LILCO filed a corresponding Form 8-K on March 20, 1997 and a related amended Form 8-K on March 24, 1997. On April 11, 1997, LILCO filed a Form 8-K to change its fiscal year from a December 31 year end to a March 31 year end.

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



                                   THE BROOKLYN UNION GAS COMPANY
                                             (Registrant)



Date May 15, 1997                  s/ V.D. Enright
                                   V.D. Enright
                                   Senior Vice President and
                                   Chief Financial Officer



Date May 15, 1997                  s/ R.M. Desmond
                                   R.M. Desmond
                                   Vice President, Comptroller and
                                   Chief Accounting Officer

                                                       Exhibit 15



                                   1345 Avenue of the Americas
                                   New York, NY 10105


May 15, 1997

The Brooklyn Union Gas Company
One MetroTech Center
Brooklyn, NY 11201

Gentlemen:

We are aware that The Brooklyn Union Gas Company has incorporated by reference in its previously filed Registration Statements Nos. 33-66182, 333-04863, 333-03441, 333-06257 and 333-18025, its Form
10-Q for the quarter ended March 31, 1997, which includes our report dated April 23, 1997 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,


ARTHUR ANDERSEN LLP