Form 10-Q
period 1997-06-30
BROOKLYN UNION GAS CO
filed 1997-08-19
CIK 14525

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at August 1, 1997

     $.33 1/3 par value                     50,447,029

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                        Page No.

          Condensed Consolidated Balance Sheet -
          June 30, 1997 and 1996, and September 30,
          1996                                              3

          Condensed Consolidated Statement of Income -
          Three, Nine and Twelve Months Ended June 30,
          1997 and 1996                                     4

          Condensed Consolidated Statement of Cash Flows -
          Nine and Twelve Months Ended June 30,
          1997 and 1996                                     5

          Notes to Condensed Consolidated Financial
          Statements                                        6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition            12

          Review of Independent Public Accountants         21

          Report of Independent Public Accountants         22

Part II.  Other Information

          Item 1 - Legal Proceedings                       23

          Item 4 - Submission of Matters to a Vote
                    of Security Holders                    23

          Item 6 - Exhibits and Reports on Form 8-K        23


Signatures                                                 24

                                 THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET
==================================================================================================
                                                      June 30,         June 30,     September 30,
                                                       1997             1996             1996
                                                    (Unaudited)     (Unaudited)       (Audited)
--------------------------------------------------------------------------------------------------
                                                               (Thousand of Dollars)
Assets

Property
  Utility, at cost                             $     1,815,840  $     1,743,015  $     1,782,440
  Accumulated depreciation                            (447,277)        (419,907)        (429,476)
  Gas exploration and production, at cost              591,824          402,730          510,568
  Accumulated depletion                               (200,777)        (155,599)        (165,414)
--------------------------------------------------------------------------------------------------
                                                     1,759,610        1,570,239        1,698,118
--------------------------------------------------------------------------------------------------
Investments in Energy Services                         165,753          113,497          115,529
--------------------------------------------------------------------------------------------------

Current Assets
  Cash and temporary cash investments                   81,646           85,904           41,921
  Accounts receivable                                  226,407          251,292          172,843
  Allowance for uncollectible accounts                 (21,805)         (22,005)         (15,616)
  Gas in storage, at average cost                       48,675           50,298           91,813
  Materials and supplies, at average cost               11,665           13,701           12,089
  Prepaid gas costs                                      2,761            4,426           11,945
  Other                                                 38,072           35,147           38,888
--------------------------------------------------------------------------------------------------
                                                       387,421          418,763          353,883
Deferred Charges                                       131,144          163,028          122,073
--------------------------------------------------------------------------------------------------
                                               $     2,443,928  $     2,265,527  $     2,289,603
==================================================================================================

Capitalization and Liabilities

Capitalization
  Common stock, $.33 1/3 par value, authorized
  70,000,000 shares; outstanding
  50,402,980 and 49,669,511 shares,
 respectively stated at                        $       564,893  $       545,163  $       549,835
  Retained earnings                                    428,415          365,574          355,973
--------------------------------------------------------------------------------------------------
     Total common equity                               993,308          910,737          905,808
  Preferred stock, redeemable                            6,300            6,600            6,600
  Long-term debt                                       733,571          727,498          712,013

--------------------------------------------------------------------------------------------------
                                                     1,733,179        1,644,835        1,624,421
--------------------------------------------------------------------------------------------------

Current Liabilities
  Accounts payable                                     122,009           98,771          143,561
  Dividends payable                                     18,437           18,170           18,229
  Taxes accrued                                         40,140           43,223           10,905
  Customer deposits                                     23,208           22,436           21,881
  Customer budget plan credits                             -                -              8,892
  Interest accrued and other                            48,083           57,472           37,244
--------------------------------------------------------------------------------------------------
                                                       251,877          240,072          240,712
--------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Federal income tax                                   286,149          262,057          282,041
  Unamortized investment tax credits                    19,249           20,240           20,007
  Other                                                 68,200           98,323           43,573
--------------------------------------------------------------------------------------------------
                                                       373,598          380,620          345,621
--------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Company                 85,274              -             78,849
--------------------------------------------------------------------------------------------------
                                               $     2,443,928  $     2,265,527  $     2,289,603
==================================================================================================

See accompanying notes to condensed consolidated financial statements.
                                             3

                                                          THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                                           (Unaudited)

==================================================================================================================================
                                                    Three Months                    Nine Months                 Twelve Months
                                                    Ended June 30,                 Ended June 30,               Ended June 30,

                                                   1997          1996            1997          1996           1997          1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars, Except Per Share Data)
Operating Revenues
  Gas sales and transportation             $     213,257   $   232,142     $  1,166,496   $ 1,172,533   $  1,318,714   $ 1,305,991
  Gas production and other                        33,736        22,169          116,505        75,414        141,744       100,599
----------------------------------------------------------------------------------------------------------------------------------
                                                 246,993       254,311        1,283,001     1,247,947      1,460,458     1,406,590
Operating Expenses
   Cost of gas                                    80,383       106,107          545,922       553,720        602,482       600,701
   Operation and maintenance                     102,671        99,585          311,166       311,544        424,840       406,421
   Depreciation and depletion                     26,366        18,871           76,399        55,594        100,291        73,209
   General taxes                                  31,045        28,781          126,109       118,419        151,669       139,920
   Federal income tax                             (3,289)       (3,405)          63,275        58,493         46,443        46,743
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                   9,817         4,372          160,130       150,177        134,733       139,596

Other Income (Expense)
   Income from equity investments                  2,594         3,490            5,828         5,162         13,816         9,484
   Gain on sale of investment in Canadian plant      -             -                -             -           16,160           -
   Gain on sale of subsidiary stock                  -             -                -             -           35,437           -
   Other, net                                      5,011           179            3,773        (1,439)         6,906        (1,742)
   Federal income tax                             (3,076)          344           (4,168)         (305)       (21,089)          754
   Interest Charges
       Long-term debt                             (9,493)      (10,851)         (29,291)      (34,513)       (41,082)      (46,468)
       Other                                      (1,359)       (2,016)          (4,112)       (4,362)        (4,530)       (5,443)
Minority interest in earnings of subsidiary       (1,185)          -             (4,729)          -           (4,731)          -

----------------------------------------------------------------------------------------------------------------------------------
Net Income <Loss>                                  2,309        (4,482)         127,431       114,720        135,620        96,181
Dividends on Preferred Stock                          76            79              233           244            313           327
----------------------------------------------------------------------------------------------------------------------------------

Income <Loss> Applicable
   to Common Stock                        $        2,233   $    (4,561)    $    127,198   $   114,476   $    135,307   $    95,854
==================================================================================================================================

Per Share of Common Stock                 $         0.04   $     (0.09)    $       2.54   $      2.33   $       2.70   $      1.95
==================================================================================================================================

Dividends Declared per Share
   of Common Stock                        $        0.365   $     0.355     $      1.095   $     1.065   $      1.450   $     1.413
==================================================================================================================================

Average Common Shares
   Outstanding                                50,300,223    49,531,094       50,119,772    49,234,957     50,029,047    49,092,080
==================================================================================================================================

See accompanying notes to condensed consolidated financial statements.
                                             4

                                                      THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
                                                      CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                        (Unaudited)
======================================================================================================================

                                                                           Nine Months              Twelve Months
                                                                          Ended June 30,            Ended June 30,
                                                                         1997         1996         1997        1996
----------------------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $    127,431  $   114,720  $    135,620 $    96,181
 Adjustments to reconcile net income
      to net cash provided by operating activities:
   Depreciation and depletion                                           79,241       58,754       103,466      77,663
   Deferred Federal income tax                                          (2,983)       3,614        35,994      13,857
   Gain on sale of investment in Canadian plant                            -            -         (16,160)        -
   Gain on sale of subsidiary stock                                        -            -         (35,437)        -
   Income from equity investments, energy related                       (5,828)      (5,162)      (13,816)     (9,484)
   Dividends received from equity investments, energy related            8,982        7,392        12,703       7,842
   Minority interest in earnings of subsidiary                           6,425          -           7,267         -
   Allowance for equity funds used during construction                    (395)        (842)         (526)     (1,247)
 Changes in:
   Accounts receivable, net                                            (41,751)     (98,572)       18,597     (57,032)
   Accounts payable                                                    (22,869)      (4,356)       20,908       5,952
   Gas inventory and prepayments                                        52,322       53,381          (282)     12,504
   Other                                                                52,687       48,244       (23,610)     14,830
----------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                  253,262      177,173       244,724     161,066
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                                15,058       22,696        19,765      29,603
    Proceeds from sale of subsidiary stock                                 -            -         101,041         -
    Increase in long-term debt                                          21,498      160,429         5,994     160,429
    Repayment of long-term debt and preferred stock                       (300)    (153,800)         (300)   (157,660)
    Dividends paid                                                     (55,223)     (52,834)      (73,004)    (69,877)
----------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                        (18,967)     (23,509)       53,496     (37,505)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures (excluding allowance
      for equity funds used during construction)                      (197,401)    (138,526)     (358,216)   (190,049)
    Proceeds from sale of investment in Canadian plant                     -            -          26,938         -
    Partnership distribution and other                                   2,831       30,224        28,800      32,408
----------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                     (194,570)    (108,302)     (302,478)   (157,641)
----------------------------------------------------------------------------------------------------------------------
Change in Cash and Temporary Cash Investments                           39,725       45,362        (4,258)    (34,080)
Cash and Temporary Cash Investments at Beginning of Period              41,921       40,542        85,904     119,984
----------------------------------------------------------------------------------------------------------------------
Cash and Temporary Cash Investments at End of Period              $     81,646  $    85,904  $     81,646 $    85,904
======================================================================================================================

Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.


Supplemental disclosures of cash flows
   Income taxes                                                   $     31,000  $    23,000  $     47,053 $    35,500
   Interest                                                       $     31,140  $    41,350  $     42,155 $    50,922
===================================================================================================================

See accompanying notes to condensed consolidated financial statements.
                                             5

        THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and 1996, and the results of operations for the three, nine and twelve month periods ended June 30, 1997 and 1996, and cash flows for the nine and twelve month periods ended June 30, 1997 and 1996. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

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

     This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

     The Company's gas distribution business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales. Accordingly, results of operations historically are most favorable in the second quarter (three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter. Results for the third quarter are marginally profitable or unprofitable, and losses are usually incurred in the fourth quarter. Therefore, the interim Condensed Consolidated Statement of Income should not be taken as a prediction for any future period.

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

     With respect to one former MGP site located on Company property, the Brooklyn Borough Gas Works site in Coney Island, the Company executed an administrative consent order (ACO) with the DEC in 1995 addressing the overall remediation of the site. In accordance with the ACO, a schedule of investigative and cleanup activities has been developed, and a cleanup over the next several years is expected.

     Based upon the current estimated range of the costs of compliance with the Coney Island ACO, and the estimated costs of investigation of two other sites, the Company believes that the minimum cost of MGP-related environmental cleanup will be approximately $34 million; the majority of which will be expended for the Coney Island plant site. This amount includes approximately $6.6 million of costs expended as of June 30, 1997. The Company's actual MGP-related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the ACO or current investigative plans.

     As of June 30, 1997, the Company had an unpaid liability of $27.4 million.

     The rate agreement that became effective on October 1, 1996, described in "Regulatory Matters" of "Management's Discussion and Analysis of Results of Operations and Financial Condition," provides, among other things, that if the total cost of investigating and remediating the Coney Island plant site varies from the amount originally accrued for these activities, the Company will retain or absorb 10% of the variation. Under the rate agreement, similar ratemaking treatment will be available for any additional accrued liabilities for other MGP sites, should such accrual be required.

3.   REGULATORY ASSETS

     The Company is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71. At June 30, 1997, the Company had a net tax regulatory asset of $72.5 million, which is being recovered in rates, compared to a net tax regulatory asset of $69.7 million at June 30, 1996. For financial reporting purposes, all other regulatory assets and liabilities have been settled or are immaterial.

     In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of this net tax regulatory asset could result in a charge to net income of approximately $47.1 million, which would be classified as an extraordinary item.

4.   COMBINATION WITH LONG ISLAND LIGHTING COMPANY (LILCO
     TRANSACTION)  AND REORGANIZATION MATTERS

                 AMENDED AGREEMENT WITH LILCO

     On December 29, 1996, the Company and LILCO entered into an Agreement and Plan of Exchange (Share Exchange Agreement), pursuant to which the outstanding common stock of the companies will be exchanged for common stock of a new holding company, yet to be named. The Share Exchange Agreement was filed as an exhibit to a Form 8-K filed December 30, 1996. The Share Exchange Agreement was amended and restated to reflect certain technical changes as of February 7, 1997 and again as of June 26, 1997 (Amended LILCO Agreement).

     The LILCO Transaction has been approved by both companies' boards of directors and shareholders of both companies approved the transaction on August 7, 1997. (See Part II,
     Item 4, "Submission of Matters to a Vote of Security Holders" regarding details of the vote.) Under the terms of the LILCO Transaction, the Company's common shareholders will receive one share of common stock of the new holding company for each common share of Brooklyn Union they currently own. LILCO common shareholders will receive 0.803 shares (the Ratio) of the new holding company's common stock for each share of LILCO common stock that they currently own. In the event that the transaction with the Long Island Power Authority (LIPA Transaction) is consummated, the Ratio shall become 0.880 (see LILCO Agreement with LIPA below). The Company believes that the LILCO Transaction would be accounted for as a purchase if the LIPA Transaction is consummated.

     The Amended LILCO Agreement contains certain covenants of the parties pending the consummation of the LILCO Transaction.

     Generally, the parties must carry on their businesses in the ordinary course consistent with past practice.

     The Company and LILCO expect to continue their respective current dividend policies until completion of the LILCO
     Transaction. It is anticipated that the new holding company will set an initial annual dividend rate of $1.78 per share of its common stock.

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

     On June 30, 1997, a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission in conjunction with the filing of a Joint Proxy Statement on the LILCO Transaction. Pursuant to the Joint Proxy Statement, shareholders of both companies voted to approve the LILCO Transaction at separate meetings held on August 7, 1997.

     The LILCO Transaction is conditioned upon the receipt of all required regulatory approvals. On July 17, 1997, the Federal Energy Regulatory Commission (FERC) approved the LILCO Transaction which is pending approval of the Public Service Commission. The Company is unable to determine when, or if, all other required regulatory approvals will be obtained.


          REORGANIZATION INTO HOLDING COMPANY STRUCTURE
                        (REORGANIZATION)

     Shareholders, in addition to approving the LILCO Transaction at the special meeting on August 7, 1997, approved the Reorganization as an interim step for the Company to take timely advantage of investment opportunities in unregulated businesses, as such opportunities may arise, prior to consummation of the LILCO Transaction. Accordingly, each share of the Company's common stock will be converted to one share of KeySpan Energy Corporation's common stock. KeySpan stock will be used to effect the Amended LILCO Agreement. Further, the Company plans to redeem its remaining outstanding preferred stock prior to the consummation of the Reorganization, which is expected to take place on or before September 30, 1997.



        LILCO AGREEMENT WITH LONG ISLAND POWER AUTHORITY (LIPA)

     On June 26, 1997 LILCO and LIPA entered into definitive agreements pursuant to which, after the transfer of LILCO's gas distribution assets, non-nuclear electric generation assets and certain other assets and liabilities to one or more newly-formed subsidiaries of the new holding company, LILCO's stock will be sold to LIPA for $2.4975 billion in cash. The LIPA Transaction was approved by LILCO's shareholders on August 7, 1997. Upon consummation of the LIPA Transaction, it is anticipated that LIPA will own LILCO's electric transmission and distribution system, its 18% interest in the Nine Mile Point 2 Nuclear Power Station, and its electric regulatory assets and liabilities, and will assume or refinance approximately $339 million in preferred stock and approximately $3.6 billion in long term debt.

     As part of the LIPA Transaction, the definitive agreements contemplate that one or more subsidiaries of the newly formed holding company will enter into agreements with LIPA, pursuant to which such subsidiaries will provide management and operations services to LIPA with respect to the transmission and distribution system, sell power generated by the non-nuclear power plants to LIPA, and manage LIPA's fuel and electric purchases and any off-system electric sales. In addition, three years after the LIPA Transaction is consummated, LIPA will have the right for a one year period to acquire the non-nuclear generating assets. The purchase price for such assets would be the fair market value at the time of the exercise of the right, which value will be determined by independent appraisers.

     On July 16, 1997, the New York State Public Authorities Control Board unanimously approved the definitive agreements related to the LIPA Transaction subject to the following conditions: (1) within one year, LIPA must establish a plan for open access to the electric distribution system; (2) LIPA may not purchase the generating facilities, as contemplated in the generation purchase right agreement, at a price greater than book value; (3) the holding company formed in connection with the LIPA Transaction (or the LILCO Transaction) must agree to invest, over a ten year period, at least $1.3 billion in energy-related and economic development projects, and natural gas infrastructure projects on Long Island; (4) LIPA will guarantee that, over a ten year period, average electric rates will be reduced by no less than fourteen percent when measured against the Company's rates today. As part of this guarantee, no less than 2% cost savings to LIPA customers must result from the savings attributable to the LILCO Transaction; and (5) LIPA will not increase average customer rates by more than 2 1/2% over a twelve month period without approval from the PSC.


     The LIPA Transaction is subject to the approval of FERC and other regulatory agencies. In July 1997, the Company, LILCO and LIPA filed requests for private letter rulings with the Internal Revenue Service regarding certain federal income tax issues that require favorable rulings in order for the LIPA Transaction to close. The Company is unable to determine when or if the FERC approval or all other consents and approvals required to consummate the LIPA Transaction will be obtained.

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

         THE BROOKLYN UNION GAS COMPANY AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1)  Three Months ended June 30, 1997 vs. Three Months ended
     June 30, 1996.

(2)  Nine Months ended June 30, 1997 vs. Nine Months ended June
     30, 1996.

(3)  Twelve Months ended June 30, 1997 vs. Twelve Months ended
     June 30, 1996.

Consolidated income available for common stock for the third quarter of fiscal 1997 was $2.2 million, or four cents per share, compared to a loss of $4.6 million, or nine cents per share, for the third quarter of last year. Utility operations showed a loss of $2.9 million, or six cents per share, in this year's third quarter compared to a loss of $8.6 million, or 17 cents per share, in last year's third quarter. The third quarter is marginally profitable or unprofitable due to the seasonal nature of gas heating sales, the principal source of consolidated revenue. The turn-around in earnings in this year's third quarter is the result of continued growth in operating earnings from gas distribution, reflecting development of ancillary revenue streams from expanded services, continued volume growth in gas and transportation sales and attainment of cost efficiencies. Earnings from subsidiaries were $5.1 million for the third quarter of fiscal 1997, contributing ten cents per share to consolidated income including a gain of $2.5 million after taxes, or five cents per share, from the sale of residual interests in Canadian gas production properties. Last year subsidiaries had earnings of $4.0 million, or eight cents per share, in the third quarter.

Consolidated earnings for the nine months ended June 30, 1997 were $127.2 million, or $2.54 per share, compared to $114.5 million, or $2.33 per share, for the comparable period last year. Gas distribution operations had earnings of $117.3 million, or $2.34 per share, compared to $107.3 million, or $2.19 per share, in the corresponding period a year ago. Subsidiaries had earnings of $9.9 million, or 20 cents per share, in the nine months ended June 30, 1997 compared to $7.2 million, or 14 cents per share, in last
year's corresponding period.    Operating results this year
reflected warmer-than-normal weather during the winter heating season and the substantial increase in gas production of the

Company's gas and oil exploration subsidiary, The Houston Exploration Company (THEC), as a result of acquisitions made in the fourth quarter of the last fiscal year. In addition, the Company increased its investment in the Iroquois Pipeline, which also had higher throughput and earnings this year. Also this year, results of subsidiaries included a loss of $3.4 million in start-up energy marketing businesses that were initiated within the last year.

Consolidated earnings for the twelve months ended June 30, 1997 were $135.3 million, or $2.70 per share, compared to $95.9 million, or $1.95 per share, for the corresponding period a year ago. Higher earnings included a net gain of $33.5 million, after taxes, or 52 cents per share, from the public offering of THEC's stock and the sale of a Canadian plant. The net gain includes a subsidiary reorganization charge of $7.8 million, also after taxes. Income from operations continues to reflect solid performance in all major areas.

Firm gas sales were 22,600 MDTH in the third quarter of fiscal 1997. Although firm gas sales showed a decrease of approximately 386 MDTH, firm transportation sales increased 473 MDTH. Other gas and transportation sales, which include gas deliveries to interruptible customers and transportation services, primarily to off-system customers, were 11,765 MDTH, or 3,286 MDTH higher in the third quarter of this year compared to last year's third quarter. Total firm sales for the twelve months ended June 30, 1997, which was 1.3% warmer than normal, were 135,464 MDTH, compared to 141,327 MDTH for the corresponding period a year ago, which was 7.4% colder than normal. Total sales for the twelve months ended June 30, 1997 were 193,245 MDTH, an increase of 2.2% over the corresponding period a year ago.

Net sales revenues (gas sales and transportation revenues less cost of gas) increased $6.8 million and $1.8 million for the three and nine months ended June 30, 1997, respectively, compared to the corresponding periods last year. Higher transportation service revenues primarily from off-system customers were offset by the effects of warmer weather on firm customers. Net sales revenues increased $10.9 million for the twelve months ended June 30, 1997 compared to the corresponding period last year. The increase reflected utility sales growth and increased transportation service revenues offset in part by warmer weather. Also, the weather normalization adjustment in effect last year permitted retention of a portion of the sales margins attributable to cold weather.

In large-volume heating markets, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 6 grade heating oil. There is substantial sales potential in these markets, which include large apartment houses, government buildings and schools. Competition with other gas suppliers is expected to continue to increase as a result of deregulation.

Moreover, a significant market for off-system gas sales, transportation and other services has developed as a result of deregulation. These sales or services reflect optimal use of available pipeline capacity and the Company's New York Market Hub in balancing on-system requirements to core customers with off-system services to increase total margins. For the twelve months ended June 30, 1997, gas and transportation sales and services to off-system and interruptible customers amounted to 52,437 MDTH compared with 42,925 MDTH for the comparable period in 1996.

Gas production and other revenues reflected increases in all periods associated with the acquisition of gas and oil properties by THEC in the fourth quarter of fiscal 1996 and new customer-focused initiatives such as the appliance service program that enhanced revenue from utility operations. Gas production for the three and nine month periods ended June 30, 1997 was 11.5 BCFe and
32.6 BCFe, respectively. Gas production for the three and nine month periods ended June 30, 1996 was 5.9 BCFe and 16.9 BCFe, respectively. For the twelve months ended June 30, 1997, gas production was 42.3 BCFe, compared with 22.3 BCFe in the twelve months ended June 30, 1996.

The Company and THEC, its gas exploration and production subsidiary, employ derivative financial instruments, natural gas futures, options and swaps, for the purpose of managing commodity price risk to stabilize margins and cash flows.

The utility tariff applicable to certain large-volume customers permits gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. The Company uses derivatives, primarily futures, to fix profit margins on specified portions of the sales to this market in line with pricing objectives.

THEC generally uses swaps, options to establish collars, and occasionally futures contracts, to hedge the price risk related to known production plans and capabilities. Swaps include a fixed price/volume and are structured as both straight and participating swaps. In swap transactions, THEC pays the counterparties the amount by which the floating variable price (settlement price) exceeds the fixed price and receives the amount by which the settlement price is below the fixed price. The effective price (average wellhead price received for production including realized gains and losses on financial instrument positions) was $1.90 per MCF in the third quarter of fiscal 1997 compared with $1.89 per MCF in the third quarter of 1996. The average wellhead price was $1.96 per MCF in the current quarter compared with $2.33 per MCF in the third quarter of 1996. The effective prices in the twelve months ended June 30, 1997 and 1996 were $2.11 per MCF and $1.71 per MCF, respectively.

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

Natural gas prices declined substantially during the third quarter of 1997 from prices in effect earlier in the year. However, as of June 30, 1997, using prices in effect as of that date, the ceiling limitation imposed under full cost accounting rules on total capitalized cost of natural gas and oil property exceeded actual capitalized costs and no writedown was required. However, depending upon natural gas prices and the results of THEC's drilling programs during the quarter ending September 30, 1997, THEC may be required to write down the carrying value of its natural gas and oil properties.

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

Operation and maintenance expense in all periods ended June 30, 1997 reflects ongoing utility cost reduction efforts and includes increases related to THEC as a result of the expansion of its operations from acquisitions made in the fourth quarter of fiscal 1996. In addition, costs related to the establishment of new energy marketing businesses through subsidiaries were higher in periods ended June 30, 1997. Operation and maintenance costs were relatively flat in the nine months ended June 30, 1997 as a result of the sale of a Canadian gas processing plant in the third quarter of fiscal 1996. Further, operation and maintenance expense in the 12 months ended June 30, 1997 included a $12 million reorganization charge, before taxes, of THEC. Moreover, on June 1, 1997, the Company completed an early retirement program in which 274 management and union employees participated. The Company remeasured its costs related to pension and other post-employment benefits as of that date. The resulting costs, which have been reflected in operating expenses for all periods ended June 30,

1997, had no material effect on operating results. Operating results in the future will reflect payroll savings related to the early retirement program.

The increase in depreciation and depletion expense in all current periods reflects higher depletion charges at THEC due principally to increased gas production.

General taxes principally include State and City taxes on utility revenues and property. Taxes applicable to utility property have increased and taxes based on revenues reflect the variations in utility revenues each year.

Federal income tax expense reflects changes in pre-tax income. The effective tax rate for the twelve months ended June 30, 1997 was 33.4% compared to 32.4% in 1996.

Interest charges for the three, nine and twelve months ended June 30, 1997 reflect lower long-term utility interest costs due to debt refinancing at lower rates offset slightly by higher costs of subsidiary borrowings to finance expansion of gas exploration and production operations. Other interest charges in all periods principally include carrying charges related to regulatory settlement items, and for the quarter ended June 30, 1997 reflects interest charges related to commercial paper borrowings, which were repaid by June 30, 1997, to finance seasonal working capital requirements and expanded investment opportunities. It is probable that there will be commercial paper borrowings in the fourth quarter (see "Financial Condition" below).

Other income includes equity income from investments in the Iroquois Pipeline and cogeneration projects. Income from investment in Iroquois was higher in all periods reflecting increased investment and throughput. During the quarter ended June 30, 1997, income reflected lower earnings from cogeneration projects and higher allocations of general corporate expenses. In addition, other income also included a gain of $2.5 million on the sale of certain residual interests in Canadian gas production properties. This gain is reported in Other, net in the Condensed Consolidated Statement of Income. Moreover, other income in the 12 months ended June 30, 1997 included gains of $16.2 million and $35.4 million from sale of a Canadian plant and public offering of common stock by THEC, both of which occurred in the fourth quarter of fiscal 1996.

Dividends on preferred stock reflect reductions in the level of preferred stock outstanding due to sinking fund redemptions.

Financial Condition

The upswing in cash flow from operating activities of $73.7 million in the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996 is largely attributable to higher utility net revenues and operating margins, the significant increase in gas production operations of THEC and generally favorable pricing in gas production. In the twelve months ended June 30, 1997, operating cash flow increased $83.5 million over the comparable period a year ago.

The Long Island Power Authority (LIPA) plans to issue tax-exempt bonds to finance the cost of acquiring certain of LILCO's electric operations and related assets. (See Note 4 to the Condensed Consolidated Financial Statements, "Combination with Long Island Lighting Company (LILCO Transaction) and Reorganization Matters".) On July 29, 1997, the Company invested $30 million representing its 50% share as a limited partner in a limited partnership with LILCO. The purpose of the partnership is to finance an investment in interest rate swap options in order to hedge exposure of LIPA to risks related to higher interest rates.

In January 1997, the Company redeemed $125 million of Gas Facilities Revenue Bonds, consisting of $62.5 million of 7 1/8% bonds and $62.5 million of 7% bonds. These bonds were called at 102% of the face amount per bond plus accrued interest to the call date. The refunding bonds - weekly put bonds - have had an average interest rate of approximately 3.2%. Substantial savings in interest costs have resulted from the refunding.

Regulatory Matters

             Proposed LILCO and LIPA Transactions

In March 1997, Brooklyn Union and LILCO filed a joint petition with the PSC seeking its approval under section 70 of the New York Public Service Law of the Amended LILCO Agreement by which Brooklyn Union and LILCO each would become subsidiaries of a newly-formed holding company. (See Note 4 to the Condensed Consolidated Financial Statements, "Combination with Long Island Lighting Company (LILCO Transaction) and Reorganization Matters".) In the petition, Brooklyn Union and LILCO also asked that certain aspects of the holding company settlement agreement for Brooklyn Union that was approved by the PSC in September 1996 be amended to more closely reflect the Brooklyn Union-LILCO business combination, and that LILCO become a party to and bound by the holding company agreement, as amended. In addition, the petition proposes, among other matters, that 93% or $1.0 billion of the estimated total efficiency savings attributable to operating synergies that are expected to be realized over the 10 year period following the merger, be allocated to ratepayers and the remaining 7% or $73.0 million be allocated to shareholders. The PSC staff, on the other hand, proposes that 100% of the savings net of cost to achieve the savings be allocated to ratepayers. The ratepayers' portion will be allocated to both utilities' customers and will reduce both electric and gas rates by an estimated 2% for the 10 year period following the closing of the merger. To accomplish this, the base rates of both utilities would be reduced immediately following the closing to reflect the levelized annual amount of the non-fuel related synergy savings forecasted to materialize over this period. Fuel savings will be passed back to the ratepayers through a reduction in the respective fuel adjustment clauses as they are achieved. In the joint petition, Brooklyn Union also asked the PSC to otherwise confirm the rate plan that became effective in October 1996 pursuant to the holding company settlement agreement, and LILCO asked the PSC to adopt the long term electric rate plan proposed by LILCO in September 1996 in a pending LILCO rate proceeding, and to adopt a long term gas rate plan proposed in the joint petition. The joint petition was amended in May 1997 and again in July 1997 to reflect changes resulting from the LIPA Transaction and Brooklyn Union's decision to proceed with the KeySpan Reorganization. It is currently anticipated that the PSC will act on the joint petition in the Fall of 1997.

The Company believes that if the LIPA Transaction is consummated as contemplated, the various contracts with LIPA, the confirmation of the Brooklyn Union rate plan as proposed in the joint petition to the PSC, and the adoption of the long term gas rate plan for LILCO as proposed in the joint petition would, in the aggregate, provide the new holding company with a fair opportunity to recover its costs of providing gas service in the Brooklyn Union and LILCO service territories, the costs of providing wholesale electric service to LIPA, and the costs of providing the various management and operation services to LIPA, as well as earn a compensatory return on the capital devoted to providing such services.

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

Pursuant to the holding company settlement agreement, beginning in October 1996, the Company was permitted to charge separately, on a market-based tariffed pricing basis, for non-safety related appliance repair service, the costs of which previously had been bundled into gas sales rates. The holding company settlement agreement also requires the Company to exclude such services from its tariffs by no later than October 1, 1997. In response to the PSC's April 1997 order concerning appliance servicing, and as required by the holding company settlement agreement, the Company filed tariff revisions with the PSC together with an application seeking PSC approval to transfer certain assets related to the conduct of the non-safety related appliance repair business to a subsidiary that would conduct and carry on that business after the PSC's approval is secured.

                     Rate Settlement Matters

In September 1996, the PSC approved a regulatory agreement to permit the Company to reorganize into a holding company structure, which the Company will form on or before September 30, 1997.

The settlement agreement reached in connection with the holding company proceeding included a new multi-year rate plan that became effective on October 1, 1996. The Company believes this plan will substantially remain in effect notwithstanding the change in the Company's reorganization plans resulting from the LILCO Transaction. After an initial rate reduction of approximately $3.5 million in fiscal 1997, the non-gas component in customer bills will be under specific price caps. Hence, the total amount for this component in rates that the Company can charge customers, in the aggregate, will remain constant for the subsequent five years, although rates in certain customer classes may be increased in order to reflect cost responsibility more appropriately.

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

Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of June 30, 1997, the Company had an accrued liability of $27.4 million representing estimated costs associated with certain investigation and remediation at former manufactured gas plant sites. (See Note 2 to the Condensed Consolidated Financial Statements, "Environmental Matters.")

            REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 22.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Brooklyn Union Gas Company:


We have reviewed the accompanying condensed consolidated balance sheets of The Brooklyn Union Gas Company (a New York corporation) and subsidiaries as of June 30, 1997 and 1996, and the related condensed consolidated statements of income for the three, nine and twelve month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine and twelve month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


New York, New York
July 23, 1997

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) A Special Meeting of Shareholders was held at the Brooklyn
Academy of Music, Brooklyn, New York on August 7, 1997.

(b) The proposal to combine with Long Island Lighting Company pursuant to the Amended and Restated Agreement and Plan of Exchange and Merger was approved by a vote of 39,395,750 shares in favor, or 78.2% of the shares outstanding (19,279 proxies), and 1,621,835 shares against, or 3.2% of the shares outstanding (1,392 proxies). Abstentions of 413,118 shares (376 proxies) were recorded.

(c) The proposal to form a holding company named KeySpan Energy Corporation pursuant to the Amended and Restated Agreement and Plan of Exchange was approved by a vote of 39,685,663 shares in favor, or 78.8% of the shares outstanding (19,542 proxies), and 1,276,796 shares against, or 2.5% of the shares outstanding (1,053 proxies). Abstentions of 468,246 shares (452 proxies) were recorded.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.

(b) Reports on Form 8-K

On June 26, LILCO filed a Form 8-K to report that LILCO, BL
Holding Corp., Long Island Power Authority and LIPA
Acquisition Corp. executed an Agreement and Plan of Merger dated as of June 26, 1997.

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



                                   THE BROOKLYN UNION GAS COMPANY
                                             (Registrant)



Date August 14, 1997               s/ V.D. Enright
                                   V.D. Enright
                                   Senior Vice President and
                                   Chief Financial Officer



Date August 14, 1997               s/ R.M. Desmond
                                   R.M. Desmond
                                   Vice President, Comptroller and
                                   Chief Accounting Officer